Form 10QSB
period 1996-09-30
KEENE CORP /DE/
filed 1996-11-14
CIK 862255

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1996

Commission file Number     0-18434

 Reinhold Industries,  Inc.
(Exact name of registrant as specified in its charter.)

    Delaware                              13-2596288
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

12827 East Imperial Hwy Santa Fe Springs, CA    90670
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(310) 944-3281

  Keene Corporation 757 Third Avenue New York, NY 10017
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [  ]        NO [ X ]


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by the Court.

                        YES [ X ]        NO [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class A Common Stock, Par Value $.01 - 980,000 shares as of November 14,1996. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of November 14, 1996.

                           REINHOLD INDUSTRIES, INC.

                                     INDEX




PART I - FINANCIAL INFORMATION                                       PAGE

Condensed Consolidated Statements of Income                            3

Condensed Consolidated Balance Sheets                                  5

Condensed Consolidated Statements of Cash Flows                        6

Condensed Consolidated Statements of Stockholders' Equity              7

Notes to Condensed Consolidated Financial Statements                   8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              12


PART II - OTHER INFORMATION                                           14

SIGNATURES                                                            16


                         PART I. - FINANCIAL INFORMATION

                            REINHOLD INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(Amounts in thousands, except per share data)

                        Reorganized
                          Company              Predecessor Company
                       --------------    ------------------------------
                         Two Months       One Month       Three Months
                           Ended            Ended            Ended
                        September 30,      July 31,       September 30,
                            1996             1996            1995
                        -------------    ------------     -------------
Net Sales                    $2,083          $1,116           $ 2,361
Cost of goods sold            1,652             852             2,085
                             ------          ------            ------

Gross Profit                    431             264               276
Selling, general and
 administrative expenses        520             218               738
                             ------          ------            ------

Operating (loss) income         (89)             46              (462)
Interest Income                  21             157               525
Corporate Expenses                -             352               651
Interest Expense                  -               -                 -
                             ------          ------            ------
 Loss before
 reorganization expenses
 and income taxes               (68)           (149)             (588)

 Reorganization expenses          -               -             1,950
                             ------          ------            ------
 Loss before income taxes       (68)           (149)           (2,538)

Income tax (benefit)
 provision                       (8)            126               (45)
                            -------         -------           -------

Net Loss                     $  (60)         $ (275)          $(2,493)


Net Loss per share           $ (.03)         $ (.03)          $  (.24)
Weighted average
 shares outstanding           2,000          10,746            10,442

See Accompanying Notes to Condensed Consolidated Financial Statements


                           REINHOLD INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(Amounts in thousands, except per share data)
                        Reorganized
                          Company              Predecessor Company
                       --------------    ------------------------------
                         Two Months      Seven Months      Nine Months
                           Ended            Ended            Ended
                        September 30,      July 31,       September 30,
                            1996             1996             1995
                        -------------    ------------     -------------
Net Sales                    $2,083         $ 6,797           $ 8,576
Cost of goods sold            1,652           5,559             6,873
                             ------          ------            ------

Gross Profit                    431           1,238             1,703
Selling, general and
 administrative expenses        520           1,584             2,243
                             ------          ------            ------

Operating Loss                  (89)           (346)             (540)
Interest Income                  21           1,105             1,688
Corporate Expenses                -           1,639             2,038
Interest Expense                  -               -                17
                             ------          ------            ------
Loss before
 reorganization expenses
 and income taxes               (68)           (880)             (907)

Reorganization Expenses           -           1,500             5,650
                             ------          ------            ------
Loss before income taxes        (68)         (2,380)           (6,557)

Income tax (benefit)
 provision                       (8)            219               (19)
                            -------         -------           -------

Net Loss                     $  (60)        $(2,599)          $(6,538)


Net Loss per share           $ (.03)        $  (.25)          $  (.63)
Weighted average
 shares outstanding           2,000          10,485            10,442


See Accompanying Notes to Condensed Consolidated Financial Statements

                            REINHOLD INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(Amounts in thousands, except per share data)
                                                                   Predecessor
                                   Reorganized Company               Company
                               -----------------------------      -------------
                               September 1996      July 1996      December 1995
                               --------------      ---------      -------------

ASSETS
Current Assets
  Cash and Cash Equivalents          $ 1,215         $ 1,511          $ 20,931
  Marketable Securities                1,349           1,351            13,808
  Accounts receivable-trade            1,523           1,672             1,175
  Accounts receivable-surety
    companies                              -               -             3,307
  Accounts receivable-insurance
    proceeds                               -               -            15,000
  Inventories                          1,554           1,332             1,332
  Other current assets                   272             299             2,688
                                      ------          ------            ------
Total Current Assets                   5,913           6,165            58,241
 Property, Plant and Equipment
  less accumulated depreciation of
  $2,564, $2,453 and $2,557,
   respectively                        5,257           5,236             5,607
 Deferred Costs and Other Assets       1,115           1,056               936
                                      ------          ------            ------
TOTAL ASSETS                         $12,285         $12,457          $ 64,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                   $ 1,182         $ 1,332          $  1,046
  Accrued Expenses                       867             826             1,409
  Notes Payable                            -               -               475
                                       ------          ------            ------
Total Current Liabilities              2,049           2,158             2,930

Liabilities subject to Chapter 11
  proceedings                              -               -            15,131

Long Term Pension Liability            2,539           2,539             2,539
Other Long Term Liabilities            2,360           2,363             2,194

Stockholders' Equity
  Common stock Authorized-
   2,500,000 shares
   Issued and outstanding -
   1,020,000 Class B shares and
   980,000 Class A shares after
   Effective Date. Before
   Effective Date, 5,000,000
   Preferred shares authorized-
   none issued. 30,000,000 Common
   shares authorized, 10,746,235 and
   10,441,960 issued and outstanding
   at July 31, 1996 and September 30,
   1995, respectively                     20              20                 1
 Additional Paid-in Capital            7,791           7,791           120,286
 Additional pension liability
   in excess of unrecognized
   prior service cost                 (2,414)         (2,414)           (2,414)
 Retained deficit                        (60)              -           (75,883)
                                      -------         ------           -------
Net Stockholders' Equity               5,337           5,397            41,990
                                      -------         ------           -------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $12,285         $12,457          $ 64,784

See Accompanying Notes to Condensed Consolidated Financial Statements

                            REINHOLD INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

(Amounts in thousands)
                                  Reorganized
                                    Company            Predecessor Company
                                 -------------    ------------------------------
                                  Two Months      Seven Months      Nine Months
                                    Ended            Ended            Ended
                                 September 30,      July 31,       September 30,
                                     1996             1996            1995
                                 -------------    ------------     -------------
Cash Flow From Operating Activities:
 Loss From Operations                 $  (60)        $ (2,599)         $(6,538)
                                      -------        ---------          -------


Adjustments To Reconcile Net
 Loss to Net Cash Used in
 Operating Activities
  Depreciation                           111              455              526
  Obligations subject to Chapter 11
   proceedings including
   reorganization costs, net               -          (15,131)          (1,181)
 Assets transferred to Creditors'
   Trust                                   -           42,561                -
 Charges due to reorganization
  activities                               -          (34,118)               -
Increase (Decrease):
  Receivables - trade                    149             (497)             410
  Receivables - surety companies           -                -            1,186
  Inventories                           (222)               -             (437)
  Other current assets                    27            1,654              (84)
  Other assets                           (59)            (155)            (186)
  Accounts payable                      (150)             286             (306)
  Accrued expenses                        43             (585)          (1,317)
  Other liabilities                        -              169              585
  Other                                   (5)              94              156
                                      -------        ---------         -------
Net Cash Used in
   Operating Activities               $ (166)        $ (7,866)         $(7,186)
                                      -------        ---------          -------

Cash Flow From Investing Activities:
  Proceeds from sale, maturity or
   transfer of Marketable
    Securities, net                   $    2         $ 12,457          $10,874
  Proceeds from sale of Equipment          -               10               42
  Capital expenditures                  (132)            (153)            (182)
                                      -------        ---------        ---------
Net Cash (Used in) Provided by
  Investing Activities                $ (130)        $ 12,314          $10,734

Cash Flow From Financing Activities:
  Repayment of Notes Payable
   for Acquisition                    $    -         $   (475)         $     -
  Consummation cash distributions          -          (23,393)               -
                                      -------        ---------          -------
Net Cash Used in
  Financing Activities                $    -         $(23,868)         $     -
                                      -------        ---------          -------
Net (decrease) increase in Cash         (296)         (19,420)           3,548
Cash at Beginning of Period           $1,511         $ 20,931          $12,896
                                      -------        --------           -------
Cash at End of Period                 $1,215         $  1,511          $16,444

Cash paid during period for:
  Income Taxes                        $    -         $    194          $   180
  Interest Expense                    $    -         $     45          $    17


See Accompanying Notes to Condensed Consolidated Financial Statements

                            REINHOLD INDUSTRIES, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

(Amounts in thousands)
                                                                                        Additional Pension
                                    Number of               Additional                  Liability in excess
                                  Common Shares    Common     Paid-In     Accumulated    of Unrecognized
                                   Outstanding      Stock     Capital       Deficit      Prior Service Cost      Total
                                  -------------    ------    ----------   -----------    ------------------    ---------

Balance, December 31, 1995            10,442       $    1   $ 120,286      $(75,883)             $(2,414)      $ 41,990

  Net Loss                                                                   (2,599)                   -         (2,599)

  Stock Options Exercised                304            -         124             -                    -            124

  Impact of Reorganization:

    Elimination of Former
     Equity in Connection
     with Emergence from
     Bankruptcy                      (10,746)          (1)   (120,410)       78,482                    -        (41,929)

    Issuance of New Equity
     Interests in Connection
     with the Emergence from
     Bankruptcy                        2,000           20       7,791             -                    -           7,811

                                   -------------    ------    ----------   -----------    ------------------    ---------

Balance, July 31, 1996
 (Fresh-Start Reporting Date)          2,000           20       7,791             -               (2,414)          5,397

  Net Loss                                 -            -           -           (60)                   -             (60)
                                   -------------    ------    ----------   -----------    ------------------    ---------

Balance, September 30, 1996            2,000       $   20   $   7,791      $    (60)             $(2,414)      $   5,337

See Accompanying Notes to Condensed Consolidated Financial Statements

                            REINHOLD INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 1996


REORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements are those of Reinhold Industries, Inc. ("Reinhold" or the "Company") as of the third quarter ended September 30, 1996. The condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Form 8-K dated June 14, 1996, filed by Keene Corporation ("Keene") with the Securities and Exchange Commission on June 28, 1996 relating to the confirmation of Keene's Fourth Amended Plan of Reorganization (the "Plan").

     On July 31, 1996 (the "Effective Date"), Keene consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On the Effective date, Reinhold was merged into and with Keene, with Keene being the surviving corporation. Pursuant to the merger, all of the issued and outstanding capital stock of Reinhold was cancelled. Keene, as the surviving corporation of the merger, was renamed Reinhold. On the Effective Date, Reinhold issued 2,000,000 shares of Common Stock, of which 1,020,000 of Class B New Common Stock was issued to the Trustees of a Creditors' Trust (the "Creditors' Trust") set up to administer Keene's former asbestos claims. The other 980,000 shares of Class A New Common Stock was issued to Keene's former shareholders from a date of record of June 30, 1996. All of Keene's old outstanding Common shares were cancelled.

     As discussed above, the Plan provided for, among other things, the establishment of the Creditors' Trust, which on Effective Date owned 51% of Reinhold. It also provided for the transfer of Cash and Securities, Receivables from Surety Companies, Contingent Assets and Other Miscellaneous Assets to the Creditors' Trust. None of these assets were part of Reinhold prior to the Effective Date.

CHAPTER 11 REORGANIZATION AND FRESH-START REPORTING

     As discussed above, the Plan was consummated on July 31, 1996. On the Effective Date, the Plan provided for, among other things, the transfer of approximately $6 million to Continental Stock Transfer and Trust Company for the payment of Class 6 Claims and administrative costs related to the Bankruptcy. On the Effective Date, approximately $17.3 million of cash, approximately $6.2 million of securities pledged as collateral for appeal bonds and escrow accounts and approximately $19.1 million of other assets were transferred to the Creditors' Trust. These other assets include the Keene IV lawsuit. Also available to the Creditors' Trust are assets that were not recorded on Keene's Financial Statements due to their contingent nature. Please refer to Keene's Fourth Amended Plan of Reorganization which is incorporated herein by reference.

     As part of the reorganization, certain assets and liabilities were kept by the surviving entity (Reinhold). These included the long term pension liability of $2.5 million, a current prepaid pension asset of $.1 million and an underfunded pension liability in excess of unrecognized prior service cost of $2.4 million (a reduction of equity). The net of these pension assets and liabilities on the balance sheet is zero. Also kept by the surviving entity were post-retirement benefit of $.3 million and other miscellaneous liabilities of $.1 million. These assets and liabilities are shown in the balance sheet as of July 31, 1996.


     Reorganization costs are segregated from normal operations in the condensed consolidated Statements of Income and reflect the costs incurred by the Company in the implementation of its plan of reorganization as well as costs directly associated with the bankruptcy case. No reorganization costs were recorded in the two months ended September 30, 1996. The major component of reorganization costs were professional fees.


FRESH START REPORTING

     Pursuant to the guidelines provided by the American Institute of Certified Public Accountants in the Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company has adopted fresh-start reporting as of the close of business on July 31, 1996. The Company adopted fresh-start reporting because holders of existing shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and the Company's reorganized value is less than its postpetition liabilities and allowed claims. None of the assets were revalued at Effective Date due to the revaluation of assets and liabilities during a quasi-reorganization of Reinhold in 1992.


     The significant fresh-start adjustments are summarized as follows:


     1. Cancellation of all prepetition ownership interests in the Company as of the Effective Date.

     2. Historical balance of retained loss set to zero.

     The adjustments to the Company's balance sheet as of July 31, 1996, to record confirmation of the Plan, are as follows (unaudited):




(Amounts in thousands)


                                                    Adjustments to Record
                                                   Confirmation of the Plan
                                                Distributions` to
                                                Creditors' Trust
                                                and Continental
                                                Stock Transfer        Fresh            As
                               Preconfirmation   and Trust Co.        Start         Adjusted
                               ---------------     ---------      -------------   ------------

ASSETS
Current Assets
  Cash and Cash Equivalents         $ 24,893        $(23,382)        $       -       $ 1,511
  Marketable Securities                7,456          (6,105)                -         1,351
  Accounts receivable-trade            1,672               -                 -         1,672
  Accounts receivable-surety
    companies                          3,309          (3,309)                -             -
  Accounts receivable-insurance
    proceeds                          15,000         (15,000)                -             -
  Inventories                          1,332               -                 -         1,332
  Other current assets                 1,042            (743)                -           299
                                      ------          ------            ------         ------
Total Current Assets                  54,704         (48,539)                -         6,165
 Property, Plant and Equipment, net    5,308             (72)                -         5,236
 Deferred Costs and Other Assets       1,056               -                 -         1,056
                                      ------          ------            ------         ------
TOTAL ASSETS                        $ 61,068        $(48,611)        $       -      $ 12,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                  $  1,332        $      -         $       -       $ 1,332
  Accrued Expenses                       826               -                 -           826
  Notes Payable                            -               -                 -             -
                                       ------          ------            ------       -------
Total Current Liabilities              2,158               -                 -         2,158

Liabilities subject to Chapter 11
  proceedings                         14,493         (14,493)                -             -

Long Term Pension Liability            2,539               -                 -         2,539
Other Long Term Liabilities            2,363               -                 -         2,363

Stockholders' Equity (Deficit)
 Common stock                              1              19                 -            20
 Additional Paid-in Capital          120,410               -          (112,619)        7,791
 Additional pension liability
   in excess of unrecognized
   prior service cost                 (2,414)              -                 -        (2,414)
 Retained (deficit) earnings         (78,482)        (34,137)          112,619             -
                                      -------         ------           -------        -------
Net Stockholders' Equity (Deficit)    39,515         (34,118)                -         5,397
                                      -------         ------           -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                              $ 61,068        $(48,611)        $       -       $12,457

LOSS PER SHARE

     Computation of loss per share was based on the weighted average number of shares outstanding during such periods. These amounted to 2,000,000 shares for the two months ended September 30, 1996, 10,746,235 shares for the one month ended July 31, l996, 10,485,427 for the seven months ended July 31, 1996 and 10,441,960 for the three months and nine months ended September 30, 1995.


COMMITTMENTS AND CONTINGENCIES

     Reinhold is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

                            REINHOLD INDUSTRIES, INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               September 30, 1996





     The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes, along with the Form 8-K dated June 14, 1996, filed with the Securities and Exchange Commission on June 28, 1996 relating to the confirmation of Keene's Fourth Amended Plan of Reorganization. For purposes of the Management Analysis and Discussion and to facilitate a meaningful comparison for the three month period ended September 30, 1996 and 1995 and the nine month period ended September 30, 1996 and 1995, pre and post Effective Date net sales, gross profit margin and selling, general and administrative expenses were used in the computation of three months ended September 30, 1996 and nine months ended September 30, 1996.


     Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.



Comparison of Third Quarter 1996 to 1995


     In the third quarter of 1996, net sales of $3.2 million increased $.8 million, or 35%, compared with third quarter 1995 sales of $2.4 million. The increase reflects higher sales of aircraft seatbacks components.

     Gross profit margin increased to 21.7% in the third quarter of 1996 compared with gross profit margin of 17.7% in the third quarter of 1995 due to higher absorption of overhead related to higher sales volume.

     Selling, general and administrative expenses in the third quarter of 1996 were $.7 million (23.1% of sales) compared with $.7 million (31.3% of sales) for the comparable quarter of 1995 primarily as a result of lower headcount partially offset by higher costs for public compliance.


Comparison of First Nine Months 1996 to 1995

     In the first nine months of 1996, net sales of $8.9 million increased $.3 million, or 4%, compared with net sales of $8.6 million for the first nine months of 1995 reflecting higher sales of aircraft seatbacks partially offset by lower commercial sales of poolfilters and lower aerospace sales.

     Gross profit margin decreased to 18.8% in the first nine months of 1996 from 19.9% in the first nine months of 1995 reflecting higher sales of lower margin items.

     Selling, general and administrative expenses in the first nine months of 1996 were $2.1 million (23.7% of sales) compared with $2.2 million (26.2% of sales) for the comparable nine months of 1995 as the result of lower headcount partially offset by higher costs for public compliance.

Liquidity and Capital Resources


     As of September 30, 1996, working capital was $3.6 million, down $37.6 million from December 31, 1995. Cash and cash equivalents of $1.2 million held at September 30, 1996 were $19.7 million lower than cash and cash equivalents held at December 31, 1995 primarily due to the transfer of $17.3 million of cash to the Creditors' Trust and the payment of Notes Payable of $.5 million. Marketable securities of $1.3 million held at September 30, 1996 declined $12.5 million compared with those held at December 31, 1995 due to the transfer of $6.1 million of pledged securities to the Creditors' Trust and the transfer of $6.1 million to a disbursing agent for bankruptcy administrative costs.

     On the Effective Date, the Creditors' Trust and Reinhold entered into a Credit Facility. Pursuant to the terms of the Credit Facility, Reinhold shall have the ability to draw on a $1.5 million line of credit for up the two years and all obligations incurred thereunder shall be due and payable at the end of the third year. A copy of the Credit Facility is annexed as Exhibit F to the Plan which was filed as part of Form 8-K dated June 14, 1996 to the Securities and Exchange Commission filed on June 28, 1996. As of November 14, 1996, there have been no borrowings against this Credit Facility.

     During the first nine months of 1996, Reinhold has spent approximately $.3 million on capital expenditures. During the 1996 fiscal year, the Company plans to spend approximately $.4 million on capital expenditures.

     Management believes that the available cash and the amount available under the Credit Facility, described above, will be sufficient to fund the Company's operating and capital expenditure requirements.


Inflation

     In management's opinion, changes in net sales and earnings (loss) before income taxes between the nine month period ended September 30, 1995, the seven month period ended July 31, 1996 and the two month period ended September 30, 1996 that have resulted from inflation and changing prices have not been material.

                          PART II - OTHER INFORMATION

Item 2. Changes in Rights of the Company's Security Holders

           As indicated above in the Company's Notes to the condensed consolidated financial statements, and as fully discussed in Keene's Fourth Amended Plan of Reorganization, which is incorporated herein by reference to Exhibit 99(a) to Keene Corporation's Form 8-K filed with Commission on June 28, 1996, Reinhold was merged with Keene Corporation, with Keene Corporation being the surviving corporation. Keene was subsequently renamed Reinhold Industries, Inc. Pursuant to the merger, the Certificate of Incorporation of the surviving corporation was amended and restated. All the capital stock of Keene Corporation issued and outstanding on the Effective Date was cancelled, and new common stock ("Common Stock") was issued to the shareholders of Keene Corporation in the ratio of .091195 shares of Class A Common Stock for each common share of Keene Corporation.

           Except as set forth below, each share of Common Stock, regardless of of class, entitles the holder thereof to one vote. Holders of Class
           A Common Stock, voting as a class, are entitled to elect one director. The holder of Class B Common stock, the Creditors' Trust, voting as a class, is entitled to elect two directors until such time as Class B Common Stock represents less than twenty-five percent (25%) of the aggregate number of shares of Common Stock then outstanding, at which time the holder of Class B Common Stock, voting as a class, shall be entitled to elect one director and the holders of Class A Common Stock, voting as a class, shall be entitled to elect two directors.

           The shares of Class B Common Stock may be held only by the Creditors' Trust. Any shares of Class B Common Stock assigned, transferred or disposed converts to Class A Common Stock. In addition, the Class B Common Stock converts into Class A Common Stock at such time as the number of shares of Class B Common Stock represents less than ten percent (10%) of the aggregate shares of Common Stock then outstanding (or, if earlier, ten years from the Effective Date of the Plan). Please refer to Keene's Fourth Amended Plan of Reorganization which is incorporated herein by reference.

           In order to preserve certain Company tax benefits, the Company's amended and restated certificate of incorporation, incorporated herein by reference, provides that for a period of twenty-five (25) months following the Effective Date of the Plan, unless all members of the Board of Directors otherwise approve, the Company will treat as null and void (a) the Acquisition of Common Stock by any person or entity who is, or would thereby become, the owner of four and three-quarters percent (4.75%)or more of the issued and outstanding shares of Common Stock and (b) no transfers shall be made by any person or entity who owns five percent (5%) or more of the issued and outstanding Common Stock. The Common Stock certificates contain a legend setting forth this restriction. Please refer to Keene's Fourth Amended Plan of Reorganization, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           2.1 Keene Corporation's Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated March 11, 1996, incorporated herein by reference to Exhibit 99(a) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           2.2 Motion to Approve Modifications to the Keene Corporation Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 12, 1996, incorporated herein by reference to Exhibit 99(b) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           2.3 Finding of Fact, Conclusions of Law and Order Confirming Keene's Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as modified, entered June 14, 1996, herein incorporated by reference to Exhibit 99(c) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           4.1 Amended and restated Certificate of Incorporation of Reinhold Industries, Inc., incorporated herein by reference to Exhibit 99(a), Exhibit A to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           4.2 Amended and restated By-laws of Reinhold Industries, Inc. (Formerly Keene Corporation), incorporated herein by reference to Exhibit 99(a), Exhibit B to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           4.3 Certificate of Merger of Reinhold Industries, Inc. into Keene Corporation, incorporated herein by reference to Exhibit 99(a), Exhibit C to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

           27.   Financial Data Schedule


        B. Reports on Form 8-K

           Form 8-K dated July 15, 1996, filed July 30, 1996

              Item 5. Other Events -Keene Corporation filing of its U.S. Trustee Operating Report for the period May 26, 1996 to June 29, 1996.

              Item 7. Financial Statements and Exhibits -U.S. Trustee Operating Report dated July 15, 1996, No Action Request to Securities and Exchange Commission dated March 8, 1994.

           Form 8-K dated July 31, 1996, filed July 31, 1996

              Item 5. Other Events -On July 31, 1996, the Effective Date of Keene's Plan of Reorganization occurred.

              Item 7. Exhibits -Press release dated July 31, 1996 announcing the Effective Date of Plan of Reorganization had occurred on July 31, 1996.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   REINHOLD INDUSTRIES, INC.
                                   Registrant


November 14, 1996                  /David M. Blakesley
Date                               David M. Blakesley
                                   Vice President - Finance


November 14, 1996                  /Michael T. Furry
Date                               Michael T. Furry
                                   President