Form 10KSB/A
period 1996-12-31
REINHOLD INDUSTRIES INC/DE/
filed 1997-03-20
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A

                                AMENDEMENT NO. 1

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

           Reinhold Industries, Inc. 1996 Annual Report to Stockholders -
                                   Parts I, II
              Reinhold Industries, Inc. Proxy Statement - Part III

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES     ; NO   X
   -----     -----

     This Amendment No. 1 on Form 10-KSB/A (this "Amendement") is being used to correct the omission of certain language used in the Company's 1996 Financial Data Schedule (Exhibit 27). Its is also being used to correct the omission of KPMG Peat Marwick's signature from the Independent Auditors' Opinions located on page 4 of the 1996 Annual Report to stockholders (Exhibit 13).

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, Reinhold has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 REINHOLD INDUSTRIES, INC.
                                                       Registrant



Date:    March 20, 1997                          By:/s/ David M. Blakesley
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