Form 10QSB
period 1997-03-31
REINHOLD INDUSTRIES INC/DE/
filed 1997-05-09
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :     March  31,  1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________

                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
          (Exact name of small business issuer as specified in charter)

           Delaware                                         13-2596288
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                              Identification No.)

 12827 East Imperial Hwy, Santa Fe Springs, CA              90670
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (562)  944-3281


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ ] NO [ X ]

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by the Court.

                               YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class A Common Stock, Par Value $.01 - 978,956 shares as of May 9, 1997. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of May 9, 1997.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                        PAGE


Item 1.

Condensed Statements of Operations                                     3

Condensed Balance Sheet                                                4

Condensed Statements of Cash Flows                                     5

Notes to Condensed Financial Statements                                6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8


PART II - OTHER INFORMATION                                            10

SIGNATURES                                                             11

EXHIBITS                                                               12


                         PART I. - FINANCIAL INFORMATION

                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                             Reorganized               Predecessor
                                                                 Company                   Company
                                                            Three Months              Three Months
                                                                   Ended                     Ended
                                                                March 31,                 March 31,
                                                                    1997                      1996
Net sales                                                          $3,261                  $ 2,504
Cost of goods sold                                                  2,470                    2,243
                                                                    -----                   ------

Gross profit                                                          791                      261
Selling, general and administrative expenses                          733                      654
                                                                    -----                   ------

Operating income (loss)                                                58                     (393)
Interest income, net                                                   25                      505
                                                                    -----                   ------

Income before reorganization
 expenses and income taxes                                             83                      112
Reorganization expenses                                                 -                    1,403
                                                                    -----                   ------

Income (loss) before income taxes                                      83                   (1,291)
Income tax provision                                                    9                       21
                                                                    -----                   ------

Net income (loss)                                                  $   74                  $(1,312)
                                                                    =====                   ======

Net income per share                                                $ .04                   N.M.*

Weighted average shares outstanding                                 1,999                   N.M.*

*N.M.- Not meaningful - historical per share data for the Predecessor Company is not meaningful since the Company has been recapitalized and has adopted fresh-start reporting as of July 31, 1996.

See accompanying notes to condensed financial statements



                            REINHOLD INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                  (Unaudited)
                   (Amounts in thousands, except per share data)

                                                                                       March 1997
ASSETS
Current assets
  Cash and cash equivalents                                                              $  1,275
  Marketable securities                                                                       447
  Accounts receivable                                                                       1,321
  Inventories                                                                               1,370
  Other current assets                                                                        625
                                                                                           ------
Total current assets                                                                        5,038
 Property, plant and equipment less accumulated depreciation of $2,923                      5,151
 Marketable securities                                                                        750
 Deferred costs and other assets                                                            1,055
                                                                                           ------
TOTAL ASSETS                                                                             $ 11,994
                                                                                           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                      $     770
  Accrued expenses                                                                            557
                                                                                           ------
Total current liabilities                                                                   1,327

Long term pension liability                                                                 2,591
Other long term liabilities                                                                 2,283

Stockholders' equity
  Common stock authorized- 1,480,000 Class A shares and 1,020,000 Class B shares
   Issued and  outstanding - 978,956 Class A shares and 1,020,000 Class B shares               20
 Additional paid-in capital                                                                 7,791
 Additional pension liability in excess of unrecognized prior service cost                 (2,493)
 Retained earnings                                                                            475
                                                                                           ------
Net stockholders' equity                                                                    5,793
                                                                                           ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 11,994
                                                                                           ======

See accompanying notes to condensed financial statements


                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)
                                                             Reorganized               Predecessor
                                                                 Company                   Company
                                                            Three Months              Three Months
                                                                   Ended                     Ended
                                                                March 31,                 March 31,
                                                                    1997                      1996
Cash flow from operating activities:
 Income (loss) from operations                                     $   74                $ (1,312)
Adjustments to reconcile net  income (loss) to net
 cash provided by operating activities
  Depreciation                                                        218                     213
  Obligations subject to Chapter 11 proceedings,
   including reorganization costs                                      -                      (87)
Changes in assets and liabilities:
  Accounts receivable                                                 502                    (247)
  Inventories                                                         121                      93
  Other current assets                                               (167)                  1,323
  Other assets                                                          -                     (79)
  Accounts payable                                                     12                     347
  Accrued expenses                                                   (381)                    192
  Other, net                                                           (5)                     (7)
                                                                    -----                 -------
Net cash provided by operating activities                          $  374                $    436
                                                                    -----                 -------

Cash flow from investing activities:
  Investment in marketable securities, net                         $ (197)               $(12,362)
  Proceeds from sale of equipment                                       -                      13
  Capital expenditures                                               (178)                    (44)
                                                                    -----                 -------
Net cash used in investing activities                              $ (375)               $(12,393)
                                                                    -----                 -------

Cash flow from financing activities -
  Cash paid for acquisition of Reynolds & Taylor                   $ (246)               $   (206)
                                                                    -----                 -------

Net decrease in cash                                                 (247)                (12,163)
Cash at beginning of period                                        $1,522                $ 20,852
                                                                    -----                 -------
Cash at end of period                                              $1,275                $  8,689
                                                                    =====                 =======

Cash paid during period for:
  Income taxes                                                     $    1                $    187
  Interest expense                                                 $    -                $      -

See accompanying notes to condensed financial statements

                            REINHOLD INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.


REORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements are those of Reinhold as of and for the three months ended March 31, 1997. The accompanying unaudited condensed financial statements for the three months ended March 31, 1996 include the accounts of Keene Corporation and subsidiary ("Predecessor Company"). The condensed financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 17, 1997. The financial statements should also be read in conjunction with the Form 8-K dated June 14, 1996, filed by Keene Corporation , ("Keene") with the Securities and Exchange Commission on June 28, 1996, relating to the confirmation of Keene's Fourth Amended Plan of Reorganization (the "Plan").

      Reinhold was acquired by Keene in 1984 and operated as a division of Keene until 1990, when Reinhold was incorporated in Delaware as a wholly owned subsidiary of Keene. On July 31, 1996 (the "Effective Date"), Keene consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy. On the Effective date, Reinhold was merged into and with Keene, with Keene becoming the surviving corporation. Keene, as the surviving corporation of the merger, was renamed Reinhold.

INCOME PER SHARE

      Computation of income per share was based on the weighted average number of shares outstanding for the three months ended March 31, 1997 plus common stock equivalents arising from outstanding options using the treasury stock method.


COMMITTMENTS AND CONTINGENCIES

      Reinhold is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

EFFECT OF RECENT ACCOUNTING CHANGES

      In February 1997, the Financial Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provision and the supplemental EPS data requirements. SFAS No. 128 is effective for financial statements issued for periods ending December 15, 1997, including interim periods. The Company has not determined the impact of the implementation of SFAS No. 128.

                            REINHOLD INDUSTRIES, INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 1997

      The following discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Form 8-K dated June 14, 1996, filed with the Securities and Exchange Commission on June 28, 1996 relating to the confirmation of Keene's Fourth Amended Plan of Reorganization.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.


Comparison of First Quarter 1997 to 1996

      In the first quarter of 1997, net sales of $3.3 million increased $0.8 million, or 30%, compared with first quarter 1996 sales of $2.5 million. The increase primarily reflects higher sales of aircraft seatbacks components.

      Gross profit margin increased to 24.3% in the first quarter of 1997 compared with gross profit margin of 10.4% in the first quarter of 1996 due to higher absorption of overhead related to higher sales volume.

      Selling, general and administrative expenses in the first quarter of 1997 were $0.7 million (22.5% of sales) compared with $0.7 million (26.1% of sales) for the comparable quarter of 1996. However, higher costs for public compliance were offset by lower general insurance costs in 1997.

      Interest income in the first quarter of 1997 declined to $0.03 million from $0.5 million in the first quarter of 1996 due to the transfer of most of the investment portfolio to the Creditors' Trust on the Effective Date of the Plan of Reorganization.

      In the first quarter of 1997, there were no reorganization expenses. During the first quarter of 1996, $1.4 million was incurred for reorganization expenses.

Liquidity and Capital Resources

      As of March 31, 1997, working capital was $3.7 million, down $0.1 million from December 31, 1996. Cash and cash equivalents of $1.3 million held at March 31, 1997 were $0.2 million lower than cash and cash equivalents held at December 31, 1996 primarily due to the $0.2 million increase in marketable securities. Marketable securities were $1.2 million at March 31, 1997 compared with $1.0 million held at December 31, 1996.

      Net cash provided by operations amounted to $0.4 million for the three months ended March 31, 1997 and 1996.

      Net cash used in investing activities for the three months ended March 31, 1997 consisted of purchases of marketable securities and property and equipment expenditures totaling $0.4 million. Net cash used in investing activities for the three months ended March 31, 1996 consisted primarily of purchases of marketable securities totaling $12.3 million.

      Net cash used in financing activities for the three months ended March 31, 1997 and 1996 totaled $0.2 million in both periods and related to payments made for the acquisition of Reynolds & Taylor.

     Expenditures in 1997 and 1996 related to investing and financing activities were financed by existing cash and cash equivalents.

      The  Company  does  not  have   any   material   commitments   of  capital
expenditures at March 31, 1997.

      The Company has a credit facility with the Creditors' Trust whereby the Company has the ability to draw on a $1.5 million line of credit through July 31, 1998. All amounts borrowed under this line of credit will become due and payable by July 31, 1999. No amounts have been used under this facility.

      Management believes that the available cash and the amount available under the Credit Facility, described above, will be sufficient to fund the Company's operating and capital expenditure requirements.


Inflation

      General economic inflation has not had a significant impact on the Company's operations during the three months ended March 31, 1997 and 1996.

                           PART II - OTHER INFORMATION


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

     3.1 Amended and restated Certificate of Incorporation of Reinhold Industries, Inc., incorporated herein by reference to Exhibit 99(a), Exhibit A to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     3.2 Amended and restated By-laws of Reinhold Industries, Inc. (Formerly Keene Corporation), incorporated herein by reference to Exhibit 99(a), Exhibit B to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     3.3 Certificate of Merger of Reinhold Industries, Inc. into Keene Corporation, incorporated herein by reference to Exhibit 99(a), Exhibit C to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     27    Financial Data Schedule


           b. Reports on Form 8-K

           No Reports on Form 8-K were filed during the period covered by this report.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


      Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  REINHOLD INDUSTRIES, INC.
                                  Registrant


DATE: May 9, 1997

                                  By: /S/ David M. Blakesley
                                      David M. Blakesley
                                      Vice President-Finance and Administration,
                                      Treasurer and Secretary
                                      (Principal Financial Officer)