Form 10QSB
period 1997-06-30
REINHOLD INDUSTRIES INC/DE/
filed 1997-08-05
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934
For the quarterly period ended :     June  30,  1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________

                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Class A Common Stock, Par Value $.01 - 978,956 shares as of August 5, 1997. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of August 5, 1997.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                        PAGE


Item 1.

Condensed Statements of Operations                                     3

Condensed Balance Sheet                                                5

Condensed Statements of Cash Flows                                     6

Notes to Condensed Financial Statements                                7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               9


PART II - OTHER INFORMATION                                            12

SIGNATURES                                                             13

EXHIBITS                                                               14




                         PART I. - FINANCIAL INFORMATION

                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                              Reorganized              Predecessor
                                                                  Company                  Company
                                                             Three Months             Three Months
                                                                    Ended                    Ended
                                                                 June 30,                 June 30,
                                                                     1997                     1996


Net sales                                                          $4,178                  $ 3,177
Cost of goods sold                                                  2,985                    2,464
                                                                    -----                    -----

Gross profit                                                        1,193                      713
Selling, general and administrative expenses                          772                      712
                                                                    -----                    -----

Operating income                                                      421                        1
Interest income, net                                                   20                      433
                                                                    -----                    -----

Income before reorganization
 expenses and income taxes                                            441                      434
Reorganization expenses                                                 -                    1,372
                                                                    -----                    -----

Income (loss) before income taxes                                     441                    ( 938)
Income tax provision                                                   50                       73
                                                                    -----                    -----

Net income (loss)                                                  $  391                  $(1,011)
                                                                    =====                    =====

Net income per share                                                $ .19                   N.M.*

Weighted average shares outstanding                                 1,999                   N.M.*


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

See accompanying notes to condensed financial statements




                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                              Reorganized              Predecessor
                                                                  Company                  Company
                                                               Six Months               Six Months
                                                                    Ended                    Ended
                                                                 June 30,                 June 30,
                                                                     1997                     1996
Net sales                                                          $7,439                  $ 5,681
Cost of goods sold                                                  5,455                    4,707
                                                                    -----                    -----

Gross profit                                                        1,984                      974
Selling, general and administrative expenses                        1,505                    1,366
                                                                    -----                    -----

Operating income (loss)                                               479                     (392)
Interest income, net                                                   45                      938
                                                                    -----                    -----

Income before reorganization
 expenses and income taxes                                            524                      546
Reorganization expenses                                                 -                    2,775
                                                                    -----                    -----

Income (loss) before income taxes                                     524                   (2,229)
Income tax provision                                                   59                       94
                                                                    -----                    -----

Net income (loss)                                                  $  465                  $(2,323)
                                                                    =====                    =====

Net income per share                                                $ .23                   N.M.*

Weighted average shares outstanding                                 1,999                   N.M.*


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

See accompanying notes to condensed financial statements


                            REINHOLD INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                                    June 30, 1997
ASSETS
Current assets
  Cash and cash equivalents                                                              $  1,314
  Marketable securities                                                                       250
  Accounts receivable                                                                       2,140
  Inventories                                                                               1,575
  Other current assets                                                                        446
                                                                                           ------
Total current assets                                                                        5,725
 Property, plant and equipment, net                                                         4,738
 Marketable securities                                                                        750
 Other assets                                                                               1,024
                                                                                           ------
TOTAL ASSETS                                                                             $ 12,237
                                                                                           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                       $    866
  Accrued expenses                                                                            743
                                                                                           ------
Total current liabilities                                                                   1,609

Long term pension liability                                                                 2,591
Other long term liabilities                                                                 1,853

Stockholders' equity
  Common stock authorized- 1,480,000 Class A shares and 1,020,000 Class B shares
   Issued and outstanding - 978,956 Class A shares and 1,020,000 Class B shares                20
 Additional paid-in capital                                                                 7,791
 Additional pension liability in excess of unrecognized prior service cost                 (2,493)
 Retained earnings                                                                            866
                                                                                           ------
Net stockholders' equity                                                                    6,184
                                                                                           ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 12,237
                                                                                           ======

See accompanying notes to condensed financial statements



                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Reorganized             Predecessor
                                                                  Company                 Company
                                                               Six Months              Six Months
                                                                    Ended                   Ended
                                                                 June 30,                June 30,
                                                                     1997                    1996
Cash flow from operating activities:
 Income (loss) from operations                                     $  465                $ (2,323)
Adjustments to reconcile net  income (loss) to net
 cash provided by (used in) operating activities
  Depreciation                                                        444                     381
  Obligations subject to Chapter 11 proceedings,
   including reorganization costs                                      -                      422
Changes in assets and liabilities:
  Accounts receivable                                                (317)                   (450)
  Inventories                                                         (84)                     53
  Other current assets                                                 12                   1,536
  Other assets                                                          -                     (97)
  Accounts payable                                                    108                      (7)
  Accrued expenses                                                   (195)                    185
  Other, net                                                         (173)                     32
                                                                    -----                 -------
Net cash provided by (used in) operating activities                $  260                $   (268)
                                                                    -----                 -------
Cash flow from investing activities:
  Investment in marketable securities, net                         $    -                $ (6,218)
  Proceeds from sale of equipment                                       -                      13
  Capital expenditures                                               (222)                   (101)
                                                                    -----                 -------
Net cash used in investing activities                              $ (222)               $ (6,306)
                                                                    -----                 -------

Cash flow from financing activities -
  Repayment of notes payable                                       $    -                $   (475)
  Cash paid for acquisition of Reynolds & Taylor                     (246)                   (206)
                                                                    -----                 -------
Net cash used in financing activities                              $ (246)               $   (681)
                                                                    -----                 -------

Net decrease in cash and cash equivalents                            (208)                ( 7,255)
Cash  and cash equivalents, beginning of period                    $1,522                $ 20,852
                                                                    -----                 -------
Cash and cash equivalents, end of period                           $1,314                $ 13,597
                                                                    =====                 =======

Cash paid during period for:
  Income taxes                                                     $    1                $    194
  Interest                                                         $    6                $     45


See accompanying notes to condensed financial statements

                            REINHOLD INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997


DESCRIPTION OF BUSINESS

     Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.


REORGANIZATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements are those of Reinhold for the three and six months ended June 30, 1997. The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1996 include the accounts of Keene Corporation and subsidiary ("Predecessor Company"). The condensed financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 17, 1997. The financial statements should also be read in conjunction with the Form 8-K dated June 14, 1996, filed by Keene Corporation, ("Keene") with the Securities and Exchange Commission on June 28, 1996, relating to the confirmation of Keene's Fourth Amended Plan of Reorganization (the "Plan").

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

INCOME PER SHARE

     Computation of income per share was based on the weighted average number of shares outstanding for the three and six months ended June 30, 1997 plus common stock equivalents arising from outstanding options using the treasury stock method.


COMMITMENTS AND CONTINGENCIES

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

                                  June 30, 1997

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

Comparison of Second Quarter 1997 to 1996

     In the second quarter of 1997, net sales of $4.1 million increased $1.0 million, or 32%, compared with second quarter 1996 sales of $3.1 million. The increase primarily reflects higher sales of aerospace products and aircraft seatbacks components.

     Gross profit margin increased to 28.6% in the second quarter of 1997 compared with gross profit margin of 22.4% in the second quarter of 1996 due to higher absorption of overhead related to increased sales volume and favorable material usage variances.

     Selling, general and administrative expenses in the second quarter of 1997 were $0.8 million (18.5% of sales) compared with $0.7 million (22.4% of sales) for the comparable quarter of 1996 primarily due to higher public compliance costs. Although, public compliance costs were higher in 1997, selling, general and administrative expenses as a percent of sales were lower in 1997 due to increased revenues.

     Interest income in the second quarter of 1997 declined to $0.02 million from $0.4 million in the second quarter of 1996 due to the transfer of most of the investment portfolio to the Creditors' Trust on the Effective Date of the Plan of Reorganization.

     In the second quarter of 1997, there were no reorganization expenses. During the second quarter of 1996, $1.4 million was incurred for reorganization expenses.

Comparison of First Six Months 1997 to 1996

     In the first six months of 1997, net sales of $7.4 million increased $1.8 million, or 31%, compared with the first six months of 1996 sales of $5.6 million. The increase primarily reflects higher sales of aerospace products and aircraft seatbacks components.

     Gross profit margin increased to 26.7% in the first six months of 1997 compared with gross profit margin of 17.1% in the first six months of 1996 due to higher absorption of overhead related to increased sales volume and favorable material usage variances.

     Selling, general and administrative expenses in the first six months of 1997 were $1.5 million (20.2% of sales) compared with $1.4 million (24.0% of sales) for the comparable period of 1996 primarily due to higher public compliance costs. Although, public compliance costs were higher in 1997, selling, general and administrative expenses as a percent of sales were lower in 1997 due to increased revenues.

     Interest income in the first six months of 1997 declined to $0.05 million from $0.9 million in the six months of 1996 due to the transfer of most of the investment portfolio to the Creditors' Trust on the Effective Date of the Plan of Reorganization.

     In the first six  months of 1997,  there were no  reorganization  expenses.
During  the  first  six  months  of  1996,   $2.8   million  was   incurred  for
reorganization expenses.

Liquidity and Capital Resources

     As of June 30, 1997, working capital was $4.1 million, up $0.5 million from December 31, 1996. Cash and cash equivalents of $1.3 million held at June 30, 1997 were $0.2 million lower than cash and cash equivalents held at December 31, 1996 primarily due to the $0.2 million final payment to Furon for the Reynolds & Taylor acquisition. Marketable securities of $1.0 million held at June 30, 1997 were unchanged from December 31, 1996.

     Net cash provided by operations amounted to $0.3 million for the six months ended June 30, 1997. Net cash used in operations amounted to $0.3 million for the comparable period in 1996. The increase over the prior period relates to the increased profitability of the Company.

     Net cash used in investing activities for the six months ended June 30, 1997 consisted of purchases of property and equipment expenditures totaling $0.2 million. Net cash used in investing activities for the six months ended June 30, 1996 consisted primarily of purchases of marketable securities totaling $6.2 million.

     Net cash used in financing activities for the six months ended June 30, 1997 totaled $0.2 million relating to the payment made for the acquisition of Reynolds & Taylor. Net cash used in financing activities for the six months ended June 30, 1996 totaled $0.7 million relating to the payment made for the Reynolds & Taylor acquisition and the Note Payment for the CompositAir acquisition.

     Expenditures in 1997 and 1996 related to investing and financing activities were financed by existing cash and cash equivalents.

     The Company does not have any material commitments of capital expenditures at June 30, 1997.

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

Inflation

     General economic inflation has not had a significant impact on the Company's operations during the six months ended June 30, 1997 and 1996.

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

     2.3   Finding of Fact, Conclusions of  Law  and  Order  Confirming  Keene's
           Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code , as modified , entered June 14, 1996, herein incorporated by reference to Exhibit 99(c) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     3.1 Amended and restated Certificate of Incorporation of Reinhold Industries, Inc., incorporated herein by reference to Exhibit 99(a), Exhibit A to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     3.2 Amended and restated By-laws of Reinhold Industries, Inc. (Formerly Keene Corporation),incorporated herein by reference to Exhibit 99(a), Exhibit B to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     3.3 Certificate of Merger of Reinhold Industries, Inc. into Keene Corporation, incorporated herein by reference to Exhibit 99(a), Exhibit C to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     27    Financial Data Schedule



           b. Reports on Form 8-K


   No Reports on Form 8-K were filed during the period covered by this report.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                REINHOLD INDUSTRIES, INC.
                                Registrant


DATE: August 5, 1997

                                By: /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)