Form 10QSB
period 1997-09-30
REINHOLD INDUSTRIES INC/DE/
filed 1997-10-24
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended :     September 30,  1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [ X ] NO [ ]

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

Class A Common Stock, Par Value $.01 - 978,956 shares as of October 23, 1997. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of October 23, 1997.

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



                         PART I. - FINANCIAL INFORMATION

                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                               Predecessor
                                                            Reorganized Company                    Company
                                                  Three Months                Two Months         One Month
                                                         Ended                     Ended             Ended
                                                 September 30,             September 30,          July 31,
                                                          1997                      1996              1996
                                            ------------------       -------------------   ---------------

Net sales                                               $4,672                    $2,083            $1,116
Cost of goods sold                                       3,211                     1,652               852
                                                         -----                     -----             -----

Gross profit                                             1,461                       431               264
Selling, general and administrative expenses               800                       520               218
                                                         -----                     -----             -----

Operating income (loss)                                    661                       (89)               46
Interest income, net                                        27                        21               157
                                                         -----                     -----             -----

Income (loss) before reorganization
 expenses and income taxes                                 688                       (68)              203
Reorganization expenses                                      -                         -               352
                                                         -----                     -----              ----

Income (loss) before income taxes                          688                       (68)             (149)
Income tax (benefit) provision                             (23)                       (8)              126
                                                         -----                     -----             -----

Net income (loss)                                       $  711                    $  (60)           $ (275)
                                                         =====                     =====             =====

Net income (loss) per share                             $  .36                    $ (.03)             N.M.*

Weighted average shares outstanding                      1,999                     1,999              N.M.*


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

See accompanying notes to condensed financial statements





                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                                               Predecessor
                                                            Reorganized Company                    Company
                                                   Nine Months                Two Months      Seven Months
                                                         Ended                     Ended             Ended
                                                 September 30,             September 30,          July 31,
                                                          1997                      1996              1996
                                            ------------------       -------------------   ---------------

Net sales                                              $12,111                    $2,083           $ 6,797
Cost of goods sold                                       8,666                     1,652             5,559
                                                        ------                     -----             -----

Gross profit                                             3,445                       431             1,238
Selling, general and administrative expenses             2,305                       520             1,584
                                                        ------                     -----             -----

Operating income (loss)                                  1,140                       (89)             (346)
Interest income, net                                        72                        21             1,105
                                                        ------                     -----             -----

Income (loss) before reorganization
 expenses and income taxes                               1,212                       (68)              759
Reorganization expenses                                      -                         -             3,139
                                                        ------                     -----             -----

Income (loss) before income taxes                        1,212                       (68)           (2,380)
Income tax (benefit) provision                              36                        (8)              219
                                                        ------                     -----             -----

Net income (loss)                                      $ 1,176                    $  (60)          $(2,599)
                                                        ======                     =====             =====

Net income per share                                   $   .59                    $ (.03)            N.M.*

Weighted average shares outstanding                      1,999                     1,999             N.M.*


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

See accompanying notes to condensed financial statements





                            REINHOLD INDUSTRIES, INC.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                               September 30, 1997

ASSETS
Current assets
  Cash and cash equivalents                                                              $  1,656
  Marketable securities                                                                       250
  Accounts receivable                                                                       2,151
  Inventories                                                                               1,981
  Other current assets                                                                        614
                                                                                           ------
Total current assets                                                                        6,652
 Property, plant and equipment, net                                                         4,658
 Marketable securities                                                                        750
 Other assets                                                                                 994
                                                                                           ------
TOTAL ASSETS                                                                             $ 13,054
                                                                                           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                       $  1,028
  Accrued expenses                                                                            690
                                                                                           ------
Total current liabilities                                                                   1,718

Long term pension liability                                                                 2,591
Other long term liabilities                                                                 1,850

Stockholders' equity
  Common stock authorized- 1,480,000 Class A shares and 1,020,000 Class B shares
  Issued and  outstanding - 978,956 Class A shares and 1,020,000 Class B shares                20
 Additional paid-in capital                                                                 7,791
 Additional pension liability in excess of unrecognized prior service cost                 (2,493)
 Retained earnings                                                                          1,577
                                                                                           ------
Net stockholders' equity                                                                    6,895
                                                                                           ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 13,054
                                                                                           ======

See accompanying notes to condensed financial statements



                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                               Predecessor
                                                               Reorganized Company                 Company
                                                       Nine Months            Two Months      Seven Months
                                                             Ended                 Ended             Ended
                                                     September 30,         September 30,          July 31,
                                                              1997                  1996              1996
                                                ------------------   -------------------   ---------------
Cash flow from operating activities:
 Income (loss) from operations                             $ 1,176              $   (60)          $ (2,599)
Adjustments to reconcile net  income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                 546                   111               455
  Obligations subject to Chapter 11 proceedings,
   including reorganization costs                                -                     -           (15,131)
Assets transferred to Creditors' Trust                           -                     -            42,561
Charges due to reorganization activities                         -                     -           (34,118)
Changes in assets and liabilities:
  Accounts receivable                                         (328)                  149              (497)
  Inventories                                                 (490)                 (222)                -
  Other current assets                                        (156)                   27             1,654
  Other assets                                                  94                   (59)             (155)
  Accounts payable                                             270                  (114)              123
  Accrued expenses                                              (4)                   43              (379)
  Other, net                                                  (420)                   (5)              263
                                                             -----                ------            ------
Net cash provided by (used in) operating activities        $   688              $   (130)         $ (7,823)
                                                             -----                ------            ------
Cash flow from investing activities:
  Investment in marketable securities, net                 $     -              $      2          $ 12,457
  Proceeds from sale of equipment                                -                     -                10
  Capital expenditures                                        (308)                 (132)             (153)
                                                             -----                ------            ------
Net cash used in investing activities                      $  (308)             $   (130)         $ 12,314
                                                             -----                ------            ------
Cash flow from financing activities:
  Repayment of notes payable                               $     -              $      -          $   (475)
  Cash paid for acquisition of Reynolds & Taylor              (246)                    -              (206)
  Cash distributions at date of consummation                     -                     -           (23,393)
                                                             -----                ------            ------
Net cash used in financing activities                      $  (246)             $      -          $(24,074)
                                                             -----                ------            ------

Net increase (decrease) in cash and cash equivalents           134                  (260)          (19,583)
Cash  and cash equivalents, beginning of period            $ 1,522              $  1,269          $ 20,852
                                                             -----                ------            ------
Cash and cash equivalents, end of period                   $ 1,656              $  1,009          $  1,269
                                                             =====                ======            ======

Cash paid during period for:
  Income taxes                                             $    12              $      -          $    194
  Interest                                                 $     6              $      -          $     45


See accompanying notes to condensed financial statements

                            REINHOLD INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.


REORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements are those of Reinhold for the three and nine months ended September 30, 1997. The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 1996 include the accounts of Keene Corporation and subsidiary ("Predecessor Company") through July 31, 1996. From August 1, 1996 through September 30, 1996, the accounts are those of Reinhold ("Reorganized Company"). The condensed financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 17, 1997. The financial statements should also be read in conjunction with the Form 8-K dated June 14, 1996, filed by Keene Corporation, ("Keene") with the Securities and Exchange Commission on June 28, 1996, relating to the confirmation of Keene's Fourth Amended Plan of Reorganization (the "Plan").

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

INCOME PER SHARE

      Computation of income per share was based on the weighted average number of shares outstanding for the three and nine months ended September 30, 1997 plus common stock equivalents arising from outstanding options using the treasury stock method.


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

                               September 30, 1997

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

Comparison of Third Quarter 1997 to 1996

      In the third quarter of 1997, net sales increased $1.5 million, or 46%, to $4.7 million, compared to third quarter 1996 sales of $3.2 million. The increase primarily reflects higher sales of aerospace products and aircraft seatbacks components.

      Gross profit margin increased to 31.3% in the third quarter of 1997 compared to 21.7% in the third quarter 1996, due to higher absorption of overhead related to increased sales volume and favorable material usage variances.

      Selling, general and administrative expenses for the third quarter 1997 were $0.8 million (17.1% of sales) compared to $0.7 million (23.1% of sales) for the same quarter of 1996. The increase was primarily due to higher public compliance costs. Although, public compliance costs were higher in 1997, selling, general and administrative expenses as a percent of sales were lower in 1997 due to increased revenues.

      Interest income in the third quarter of 1997 declined to $0.03 million from $0.2 million in the third quarter of 1996 due to the transfer of most of the investment portfolio to the Creditors' Trust on the Effective Date of the Plan of Reorganization.

      In the third quarter of 1997, there were no reorganization expenses. During the third quarter of 1996, $0.4 million was incurred for reorganization expenses.

Comparison of First Nine Months 1997 to 1996

      For the first nine months of 1997, net sales increased $3.2 million, or 36%, to $12.1 million, compared to $8.9 million for the first nine months of 1996. The increase primarily reflects higher sales of aerospace products and aircraft seatbacks components.

      Gross profit margin increased to 28.4% in the first nine months of 1997 compared to 18.8% in the first nine months of 1996, largely due to greater absorption of overhead resulting from higher sales volume and more favorable material usage variances.

      Selling, general and administrative expenses for the first nine months of 1997 were $2.3 million (19.0% of sales) compared to $2.1 million (23.7% of sales) for the comparable period of 1996. The increase was primarily due to higher public compliance costs. Although, public compliance costs were higher in 1997, selling, general and administrative expenses as a percent of sales were lower in 1997 due to increased revenues.

      Interest income in the first nine months of 1997 declined to $0.07 million from $1.1 million in the first nine months of 1996 due to the transfer of most of the investment portfolio to the Creditors' Trust on the Effective Date of the Plan of Reorganization.

      In the first nine months of 1997, there were no  reorganization  expenses.
During  the  first  nine  months  of  1996,   $3.1   million  was  incurred  for
reorganization expenses.

Liquidity and Capital Resources

      As of September 30, 1997, working capital was $4.9 million, up $1.3 million from December 31, 1996. Cash and cash equivalents of $1.7 million held at September 30, 1997 were $0.2 million higher than cash and cash equivalents held at December 31, 1996 primarily due to $0.7 million of net cash provided by operating activities offset by the $0.2 million final payment to Furon for the Reynold's & Taylor acquisition and $0.3 million in capital expenditures. Marketable securities of $1.0 million held at September 30, 1997 were unchanged from December 31, 1996.

      Net cash provided by operations amounted to $0.7 million for the nine months ended September 30, 1997. Net cash used in operations amounted to $8.0 million for the comparable period in 1996. The increase over the prior period relates to $6.7 million of lower bankruptcy related activities and the increased profitability of the Company. Cash consumed to fund the Reinhold pension plan amounted to $0.3 million in the first nine months of 1997.

      Net cash used in investing activities for the nine months ended September 30, 1997 consisted of purchases of property and equipment expenditures totaling $0.3 million. Net cash used in investing activities for the nine months ended September 30, 1996 consisted primarily of purchases of marketable securities totaling $12.5 million.

      Net cash used in financing activities for the nine months ended September 30, 1997 totaled $0.2 million relating to the payment made for the acquisition of Reynolds & Taylor. Net cash used in financing activities for the nine months ended September 30, 1996 totaled $24.1 million primarily relating to the cash distributions made at consummation of the Keene bankruptcy.

      Expenditures  in  1997  and  1996  related  to  investing  and   financing
activities were financed by existing cash and cash equivalents.

      The Company does not have any material commitments of capital expenditures at September 30, 1997.

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

Inflation

      General economic inflation has not had a significant impact on the Company's operations during the nine months ended September 30, 1997 and 1996.

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

     2.3 Finding of Fact, Conclusions of Law and Order Confirming Keene's Fourth Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, as modified, entered June 14, 1996, incorporated herein by reference to Exhibit 99(c) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

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


DATE: October 23, 1997

                            By: /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)