Form 10KSB
period 1997-12-31
REINHOLD INDUSTRIES INC/DE/
filed 1998-03-13
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT
-----    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

         TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             to
                                                    ----------     ----------
                         COMMISSION FILE NUMBER 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                    13-2596288
--------------------------------------------------------------------------------
         (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 12827 EAST IMPERIAL HWY, SANTA FE SPRINGS, CALIFORNIA           90670
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Issuer's telephone number, including area code  (562) 944-3281

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

CLASS A COMMON STOCK, PAR VALUE $.01
CLASS B COMMON STOCK, PAR VALUE $.01
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES x NO
                                                             ---   ---
CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. X
                 ---

ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE  $16,232,000

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS.

$7,954,018 AS OF MARCH 11, 1998 CLASS A COMMON STOCK
--------------------------------------------------------------------------------

CHECK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X   NO
                                                 ---    ---
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE:
CLASS A COMMON STOCK - PAR VALUE $.01 PER SHARE  - 978,956 AS OF MARCH 11, 1998
-------------------------------------------------------------------------------
CLASS B COMMON STOCK - PAR VALUE $.01 PER SHARE - 1,020,000 AS OF MARCH 11, 1998
--------------------------------------------------------------------------------

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

                         REINHOLD INDUSTRIES, INC. 1997
                         ANNUAL REPORT TO STOCKHOLDERS -
                                   PARTS I, II
              REINHOLD INDUSTRIES, INC. PROXY STATEMENT - PART III

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES    ; NO X
   ---     ---

                                     PART I


Item  1.  DESCRIPTION OF BUSINESS


         a.  BUSINESS DEVELOPMENT

         On December 3, 1993, Keene Corporation ("Keene") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United State Code (the "Bankruptcy Code") in the United States Bankruptcy Court in the Southern District of New York (the "Bankruptcy Court"), Case No. 93-B-46090 (SMB). Keene's Chapter 11 filing came as a direct result of tens of thousands of asbestos-related lawsuits which named Keene as a party.
         On March 28, 1995, Keene, the Official Committee of Unsecured Creditors' and the Legal Representative for Future Claimants entered into a stipulation to file a consensual plan of reorganization that would resolve Keene's Chapter 11 Case.
         On March 11, 1996, the Bankruptcy Court approved the Second Amended Disclosure Statement regarding Keene's Fourth Amended Plan of Reorganization for solicitation.
         On June 12, 1996, the Bankruptcy Court and the U.S. District Court held a confirmation hearing on Keene's Fourth Amended Plan of Reorganization, as modified (the "Plan"). The Plan was confirmed by the U.S.
District Court by order entered on June 14, 1996.
         On July 31, 1996, Keene's Fourth Amended Plan of Reorganization, as modified, became effective (the "Effective Date"). On the Effective Date, Keene's wholly-owned subsidiary, Reinhold Industries, Inc. ("Reinhold") was merged into and with Keene, with Keene becoming the surviving entity. Pursuant to the merger, all the issued and outstanding capital stock of Reinhold was canceled. Keene, as the surviving corporation of the merger, was renamed Reinhold. On the Effective Date, Reinhold issued 1,998,956 shares of Common

Stock, of which 1,020,000 shares of Class B Common Stock were issued to the Trustees of a Creditors' Trust (the "Creditors' Trust") set up to administer Keene's asbestos claims. The remaining 978,956 shares, identified as Class A Common Stock, were issued to Keene's former shareholders as of record date, June 30, 1996. All of Keene's previously outstanding Common Stock was canceled.
         Keene was incorporated in Delaware in 1967, reincorporated in New York in 1979 and reincorporated in Delaware in 1990. The Common Stock of Keene was listed on the New York Stock Exchange from 1972 to 1981. In 1981, Keene became a direct wholly owned subsidiary of Bairnco Corporation ("Bairnco") pursuant to a corporate restructuring. On August 6, 1990, 100% of Keene's stock was distributed to the shareholders of Bairnco.
         Keene's asbestos-related liabilities stem entirely from its 1968 purchase of Baldwin-Ehret-Hill, Inc. ("BEH"), a manufacturer of acoustical ceilings, ventilation systems, and thermal insulation products. Over the past 20 years, Keene spent over $530 million (approximately 75% of which has been in the form of insurance proceeds) in connection with Asbestos-Related Claims asserted against Keene on behalf of tens of thousands of individuals and entities, all stemming from Keene's ownership, for a period of approximately five years, of BEH.
         By the end of 1992, Keene had exhausted substantially all of its insurance coverage for Asbestos-Related Personal Injury Claims and by 1993, Keene had exhausted substantially all of its insurance related to Asbestos In Building Claims. Therefore, Keene had to bear directly the costs of all Claims.
         In May 1993, Keene filed a limited fund, mandatory settlement action ("Limited Fund Action"). This Limited Fund Action sought a declaration that Keene had only limited funds available to resolve the numerous Asbestos-Related

Claims against it, including Asbestos-Related Claims that might be filed in the future.
         In November 1993, Keene reached an agreement in principle with the lawyers representing each subclass with respect to the allocation of Keene's remaining assets. However, on December 1, 1993, the Court of Appeals for the Second Circuit issued a decision dismissing the Limited Fund Action on the grounds of lack of subject matter jurisdiction.
         In light of this decision, on December 3, 1993, Keene filed its voluntary petition for relief under Chapter 11.
         In 1984, Keene acquired the assets, and assumed certain liabilities, of Reinhold, which was operated as a division until October 1990, when it was incorporated in Delaware as a wholly owned subsidiary. Reinhold, which was originally founded in 1928 as a custom molder of thermosetting and thermoplastic materials, currently operates in Santa Fe Springs, California and Camarillo, California. Today, Reinhold manufactures advanced composite components and sheet molding compounds for a variety of aerospace, defense and commercial applications. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. In May 1994, Reinhold acquired CompositAir. CompositAir is a niche manufacturer of commercial composite aircraft seatbacks and other commercial products. CompositAir operates in both Camarillo, California and Santa Fe Springs, California.

         b.  BUSINESS OF ISSUER

PRODUCTS
         Reinhold's operations consist of the manufacturing of advanced composite components and sheet molding compounds for a variety of aerospace, defense and commercial applications. Reinhold's principal products include ablative composite components and structural composite components. Ablative composites are used for their heat absorbing properties and structural composites are used where lightness, strength and complex shapes are essential. Composites have certain properties superior to metals and are formed into components to replace metal components in applications where light weight, strength, heat absorption, corrosion resistance and complex shapes are required, such as rocket nozzles, lighting fixture housings, small water filtration system housings and aircraft seating frames.

DISTRIBUTION
         Products are marketed by company sales personnel and sales representa-tives in the United States and Europe.

COMPETITION
         Reinhold competes with many companies in the sale of ablative and structural composite products. The markets served by Reinhold are specialized and competitive. Several of its competitors have greater financial, technical and operating resources than Reinhold. Although Reinhold has competed successfully in the critical areas of price, product performance and engineering support services, there is no assurance that Reinhold will be able to continue to manufacture and sell its products profitably in competitive markets.

         Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to three major customers constituted approximately 61% of the Company's net sales in 1997. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Reinhold's success also depends on developing additional commercial composite products to replace heavier and shape restrictive metals-based products.
         With the purchase of CompositAir in 1994, Reinhold expanded its development and sale of composite components into the commercial aircraft seatbacks market. The market for aircraft seating is expanding. CompositAir is a world leader in producing commercial composite aircraft seatback structures. With the seatback market expanding at a rate of 10% - 15% per year, composites are enjoying an increased acceptance by the airlines. Due to this acceptance, we expect an increase in competition in the future.

RAW  MATERIALS AND PURCHASED COMPONENTS
         The principal raw materials for composite fabrication include pre-impregnated fiber cloth (made of carbon, graphite, aramid or fiberglass fibers which have been heat-treated), molding compounds, resins (phenolic and epoxy), hardware, adhesives and solvents. Occasionally, certain raw materials and parts are supplied by customers for incorporation into the finished product. Reinhold's principal supplier of raw materials is Cytec Fiberite, Inc.
         No significant supply problems have been encountered in recent years. Reinhold uses PAN (polyacrylonitrile) and rayon in the manufacture of composites. However, the supply of rayon used to make carbon fiber cloth typically used in ablative composites is highly dependent upon the qualification of the rayon supplier by the United States Department of Defense. North American Rayon has ceased production of the rayon used in Reinhold's ablative products. This could have an effect on the rayon supply in the coming years. Also, a European company has become the world's sole supplier of graphite and carbon, which is used in Reinhold's ablative applications. At this time, Reinhold can not determine if there will be any significant impact on price or supply.

ENVIRONMENTAL MATTERS
         Reinhold's manufacturing facilities are subject to regulation by federal, state and local environmental agencies. Management believes all facilities meet or exceed all applicable environmental requirements in all material respects and believes that continued compliance will not materially affect capital expenditures, earnings or competitive position.

PATENTS AND TRADEMARKS
         Reinhold owned one patent registered with the United States Patent and Trademark Office for the "Method of Making Perforated Articles" (U.S. Patent No. 5,252,279). The patent expired October 1997 and was not renewed. Reinhold does not hold any registered trademarks.

RESEARCH AND DEVELOPMENT
         Research and Development expenditures were approximately $145,000, $25,000 and $19,000 for the year ended December 31, 1997, the periods August 1, 1996 - December 31, 1996 (reorganized company) and January 1, 1996 - July 31, 1996 (predecessor company), respectively.

EMPLOYEES
         At December 31, 1997, Reinhold had 119 full-time employees and 3 part-time employees. Of these employees, 101( 98 full-time and 3 part-time) were employed in manufacturing and 21 (all full-time) in administration, product development and sales. Approximately 60% of the personnel are based at

Reinhold's Santa Fe Springs, California facility and approximately 40% are based in Camarillo, California. None of the employees is represented by a labor union, and Reinhold considers its employee relations to be excellent.
         Additional information is set forth in Note 1 to the Financial Statements on page 14 and "Management Discussion and Analysis" on page 5 of Reinhold's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 2.  DESCRIPTION OF PROPERTY
         The  following  chart  lists  the  principal   locations  and  size  of
Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.

                                                                                       LEASED OR OWNED
LOCATION                           USE                           SIZE                   LEASE EXPIRATION
------------------------------------------------------------------------------------------------------------
Santa Fe Springs, CA               Administration and            113,000 sq. ft.        Leased (Expires 2000)
                                     Manufacturing
Camarillo, CA                      Manufacturing                 18,000 sq. ft.         Leased (Expires 2002)
Rancho Cucamonga, CA               Undeveloped Land              33 acres               Own


         Facilities  are  generally   suitable  and  adequate  for  current  and
presently projected needs. Reinhold believes its facilities are utilized consistent with economic conditions and the requirements of its operations.

Item 3.  LEGAL PROCEEDINGS

         Reinhold is a defendant in a number of other legal actions arising from the normal course of business. Management believes that these actions are not meritorious and will not have a material adverse effect on the financial position of Reinhold.
         As part of the confirmed Plan, Reinhold received the benefit of a "Permanent Channeling Injunction". This Permanent Channeling Injunction bars asbestos-related claims and demands against Reinhold, as the reorganized company under the Plan, and channels those claims and demands to the Creditors' Trust. The Permanent Channeling Injunction also gives Reinhold the benefit of protection in the form of an indemnification by the Creditors' Trust for Keene's obligations to indemnify its Officers and Directors under Keene's Certificate of Incorporation, dated April 12, 1990, and Section 145 of Delaware General Corporation Law, for asbestos-related claims and demands asserted by or on behalf of a holder of an asbestos-related claim or demand against Keene. Pursuant to the Permanent Channeling Injunction, on or after the Effective Date, any person or entity who holds or may hold an asbestos-related claim or demand against Keene will be forever stayed, restrained, and enjoined from taking certain  actions  for  the  purpose  of,  directly  or  indirectly,  collecting, recovering, or receiving payment of, on, or with respect to such asbestos-related claims or demands against Reinhold.
         The payments and distributions made to the Creditors' Trust pursuant to the terms and conditions of the Plan were made in complete satisfaction, release and discharge of all claims and demands against, liabilities of, liens on, obligations of and interest in Keene and Reinhold as the reorganized company under the Plan.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None
                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a. & c. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on the back inside cover of Reinhold's 1997 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASD OTC Bulletin Board under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No dividends were paid in 1997 or 1996.

         b. The approximate number of common equity security holders is as follows:

                                                       Approximate Number
                                                       of Holders of Record
         Title of Class                                as of March 11, 1998
         --------------                                --------------------

         Class A Common Stock,
          par value $.01 per share                             1,845

         Class B Common Stock,
          par value $.01 per share                             1

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Reference is made to the "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 5 of Reinhold's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  FINANCIAL STATEMENTS

         Reference is made to the Independent Auditors' Reports and to the Financial Statements included on page 7 and pages 9 through 13 and Notes to Financial Statements on pages 14 through 20 of Reinhold's 1997 Annual Report to Stockholders, which is incorporated herein by reference. Financial data schedules are included in Part IV of this filing.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required with respect to directors of Reinhold is included in the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
      Name                      Age       Title
-------------------------------------------------------------------------------------------------------------------
Michael T. Furry                60        President and CEO              Mr.  Furry  has  served  as  president  of
                                                                         Reinhold   Industries,   Inc.  since  June
                                                                         1986  and  became   President   and  Chief
                                                                         Executive   Officer  of  the   Reorganized
                                                                         Company on the Effective  Date.  Mr. Furry
                                                                         became   a   Director    of   Keene   (the
                                                                         Predecessor  Company)  in  April  1990 and
                                                                         Reinhold   Industries,   Inc.   upon   its
                                                                         incorporation   in  October   1990.   From
                                                                         April  1976 to June  1986,  Mr.  Furry was
                                                                         Vice  President  and  General  Manager  of
                                                                         the  composites  division  of  Reynolds  &
                                                                         Taylor, Inc.


Brett R. Meinsen                38        Vice President-                Mr.  Meinsen   became   Vice  President -
                                           Finance and                   Finance  and   Administration  in    June
                                           Administration                1997.   Prior to coming to Reinhold, from
                                           Treasurer and                 1986  until  January  1997,  Mr.  Meinsen
                                           Secretary                     worked as the  Director  of  Finance  and
                                                                         Administration,   Manager   of  Financial
                                                                         Analysis  and  a senior financial analyst
                                                                         at Philips Medical Systems.






Item 10.   EXECUTIVE COMPENSATION

      The  information  required by Item 10 is included in the definitive  Proxy
Statement for the 1998 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  information  required by Item 11 is included in the definitive  Proxy
Statement for the 1998 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The  information  required by Item 12 is included in the definitive  Proxy
Statement for the 1998 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.





                                     PART IV
Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

                                                             Page                    Incorporated by
         Description                                         No.*                     Reference to
--------------------------------------------------------------------------------------------------------
2.1        Keene Corporation's                                                       Exhibit 99(a) to
           Fourth Amended Plan of                                                    Keene Corporation's
           Reorganization under                                                      Form 8-K filed with
           Chapter  11 of the                                                        the  Commission  on
           Bankruptcy Code dated                                                     June 28, 1996.
           March 11, 1996

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




                                                             Page                    Incorporated by
         Description                                         No.*                     Reference to
--------------------------------------------------------------------------------------------------------
3.2        Amended and Restated                                                      Exhibit 99(a),
           By-Laws of Reinhold                                                       Exhibit B to the
           Industries, Inc.                                                          Plan, to Keene
           (Formerly Keene                                                           Corporation's Form
           Corporation)                                                              8-K filed with the
                                                                                     Commission on
                                                                                     June 28, 1996.

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

4.1        Share Authorization                                                       Exhibit 99(a),
           Agreement                                                                 Exhibit H to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.

4.2        Registration Rights                                                       Exhibit 99(a),
           Agreement                                                                 Exhibit G to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.

9.1        Creditors' Trust                                                          Exhibit 99(a),
           Agreement                                                                 Exhibit D to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.





                                                             Page                    Incorporated by
           Description                                       No.*                     Reference to
--------------------------------------------------------------------------------------------------------
10.1       Reinhold Industries, Inc.                                                 Form S-8, filed with the
           Stock Incentive Plan                                                      Commission on November
                                                                                     10, 1997.


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

10.3       Lease, dated January                                                      Exhibit 10(b) to
           4, 1990 by and between                                                    Keene's Form 10
           Imperial Industrial                                                       dated April 4, 1990,
           Properties, Inc. and                                                      as amended by Form
           Reinhold Industries                                                       8, dated July 19,
                                                                                     1990

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



13         Annual Report to Stock-
           holders





                                                             Page                    Incorporated by
           Description                                       No.*                     Reference to
-------------------------------------------------------------------------------------------------------

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

23.1       Consent of Independent Auditors

27         Financial Data Schedules
----------

*  Page reference is to sequentially numbered copy.


b)  REPORTS ON FORM 8-K

           None

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, Reinhold has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REINHOLD INDUSTRIES, INC.
                                                 Registrant



Date:    March 13, 1998                          By:/s/ Brett R. Meinsen
      --------------------                          --------------------
                                                    Brett R. Meinsen
                                                    Vice President -
                                                    Finance & Administration
                                                    (Principal Financial and
                                                    Accounting Officer)



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of Reinhold and in the capacities and on the date indicated.



           /s/ Michael T. Furry                              March 13, 1998
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)

           /s/ Lawrence H. Diamond                           March 13, 1998
           ------------------------------------
           Lawrence H. Diamond- Chairman


           /s/ Robert B. Steinberg                           March 13, 1998
           --------------------------------------
           Robert B. Steinberg- Director