Form 10QSB
period 1998-03-31
REINHOLD INDUSTRIES INC/DE/
filed 1998-05-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31,  1998

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to
                               -----------     ------------
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

Class A Common Stock, Par Value $.01 - 978,956 shares as of May 14, 1998. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of May 14, 1998.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                PAGE


Item 1.

Condensed Statements of Operations                             3

Condensed Balance Sheets                                       4

Condensed Statements of Cash Flows                             5

Notes to Condensed Financial Statements                        6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       8


PART II - OTHER INFORMATION                                    11

SIGNATURES                                                     12

EXHIBITS                                                       13



                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                           Three Months Ended
                                                                               March 31,
                                                                              ----------
                                                                     1998                     1997
                                                                     ----                     ----
Net sales                                                          $4,300                   $3,261
Cost of goods sold                                                  3,128                    2,470
                                                                    -----                    -----

Gross profit                                                        1,172                      791
Selling, general and administrative expenses                          742                      733
                                                                    -----                    -----

Operating income                                                      430                       58
Interest income, net                                                   36                       25
                                                                    -----                    -----

Income before income taxes                                            466                       83
Income tax provision                                                   14                        9
                                                                    -----                    -----

Net income                                                         $  452                   $   74
                                                                    =====                    =====


Basic and diluted earnings per shares                              $  .23                   $  .04

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed financial statements




                            REINHOLD INDUSTRIES, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in thousands)


                                                           March 31, 1998       December 31, 1997
                                                           --------------       -----------------
                                                            (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                      $  3,216                $  2,419
  Marketable securities                                               500                     750
  Accounts receivable                                               1,846                   1,899
  Inventories                                                       1,780                   1,975
  Other current assets                                                902                     708
                                                                   ------                  ------
Total current assets                                                8,244                   7,751
 Property, plant and equipment, net                                 4,450                   4,526
  Other assets                                                        910                     938
                                                                   ------                  ------
TOTAL ASSETS                                                     $ 13,604                $ 13,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $    808                $    588
  Accrued expenses                                                    569                     849
                                                                   ------                  ------
Total current liabilities                                           1,377                   1,437

Long term pension liability                                           592                     592
Other long term liabilities                                         1,843                   1,846

Stockholders' equity
 Common stock
      Authorized-  1,480,000  Class A shares
      and 1,020,000 Class B shares
      Issued and outstanding - 978,956 Class A shares
      and 1,020,000 Class B shares                                     20                      20
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  2,500                   2,048
 Accumulated other comprehensive income                              (519)                   (519)
                                                                   ------                  ------
Net stockholders' equity                                            9,792                   9,340
                                                                   ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,604                $ 13,215
                                                                   ======                  ======

See accompanying notes to condensed financial statements



                            REINHOLD INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           Three Months Ended
                                                                               March 31,
                                                                              ----------
                                                                     1998                    1997
                                                                     ----                    ----
Cash flow from operating activities:
 Net income                                                     $     452               $      74
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization                                       209                     218
 Changes in assets and liabilities:
  Accounts receivable                                                  53                     502
  Inventories                                                         195                     121
  Other current assets                                               (194)                   (167)
  Accounts payable                                                    220                      12
  Accrued expenses                                                   (280)                   (381)
  Other, net                                                           (3)                     (5)
                                                                   ------                  ------
Net cash provided by operating activities                       $     652               $     374
                                                                   ------                  ------

Cash flow from investing activities:
  Investment in marketable securities, net                      $     250               $    (197)
  Capital expenditures                                               (105)                   (178)
                                                                   ------                  ------
Net cash used in investing activities                           $     145               $    (375)
                                                                   ------                  ------

Cash flow from financing activities - cash paid
   for acquisition of Reynolds & Taylor                         $       -               $    (246)
                                                                   ------                  ------

Net increase (decrease)  in cash and cash equivalents                 797                    (247)
Cash and cash equivalents, beginning of period                  $   2,419               $   1,522
                                                                   ------                  ------
Cash and cash equivalents, end of period                        $   3,216               $   1,275
                                                                   ======                  ======

Cash paid during period for:
  Income taxes                                                  $      24               $       1



See accompanying notes to condensed financial statements

                            REINHOLD INDUSTRIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1998


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.


REORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements are those of Reinhold for the three months ended March 31, 1998 and 1997. The condensed financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 13, 1998.


REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," during the quarterly period ended March 31, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. There were no differences between net income and total comprehensive income during the quarterly periods ended March 31, 1998 and 1997.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      The Company intends to adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 will require additional disclosure, but will not have any effect on the Company's financial position or results of operations. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based upon how management measures performance and makes decisions about allocating resources. SFAS No. 131 will be reflected in the Company's 1998 Annual Report.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 is applicable to all entities and addresses disclosure only. SFAS No. 132 does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 and 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

INCOME TAXES

      Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

SUBSEQUENT EVENT

      In April 1998, the Company purchased certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Limited, located in Coventry, England, for consideration consisting of
(a) Two Million Two Hundred Thousand pounds sterling (pound sterling 2,200,000) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling (pound sterling 20,000,000). This new subsidiary was renamed NP Aerospace Limited. The acquisition will be accounted for under the purchase method and the results of operations of the acquired business will be included in the results of the Company from the date of acquisition. The purchase agreement provides for additional payments over the next four years contingent on future pre-tax profit of the light armored vehicle business. The additional payments, if any, will be accounted for as fixed assets and intangibles as appropriate.

                            REINHOLD INDUSTRIES, INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 1998

      The following discussion should be read in conjunction with the condensed financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications. Reinhold derives revenues from the United States defense contract industry, the aerospace industry and other commercial industries.

Comparison of First Quarter 1998 to 1997

      In the first quarter of 1998, net sales increased $1.0 million, or 32%, to $4.3 million, compared to first quarter 1997 sales of $3.3 million. The increase primarily reflects higher sales of aerospace products and aircraft seatbacks components.

      Gross profit margin increased to 27.3% in the first quarter of 1998 compared to 24.3% in the first quarter 1997, due to higher absorption of overhead related to increased sales.

      Selling, general and administrative expenses for the first quarter 1998 were $0.7 million (17.3% of sales) compared to $0.7 million (22.5% of sales) for the same quarter of 1997. Although selling, general and administrative expenses were the same in 1998 as in 1997, these expenses decreased 5.2 % as a percent of sales in 1998.

      Interest income in the first quarter of 1998 increased to $0.04 million from $0.03 million in the first quarter of 1997 due to the increase in the cash and cash equivalents.

      A tax provision of $0.01 million was recorded in the first quarter of 1998 for the alternative minimum tax for federal and state tax expenses. The Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of March 31, 1998, working capital was $6.9 million, up $0.6 million from December 31, 1997. Cash and cash equivalents of $3.2 million held at March 31, 1998 were $0.8 million higher than cash and cash equivalents held at December 31, 1997 primarily due to $0.7 million of net cash provided by operating activities. Marketable securities of $0.5 million held at March 31, 1998 were $0.2 million less than at December 31, 1997.

      Net cash provided by operations amounted to $0.7 million for the three months ended March 31, 1998. Net cash provided by operations amounted to $0.4 million for the comparable period in 1997. The increase over the prior period relates to the increased profitability of the Company.

      Net cash provided by investing activities for the three months ended March 31, 1998 consisted of the maturity of $0.2 million of marketable securities offset by property and equipment expenditures totaling $0.1 million. Net cash used in investing activities for the three months ended March 31, 1997 consisted of purchases of marketable securities totaling $0.2 million and property and equipment expenditures totaling $0.2 million.

      Net cash used in financing activities for the three months ended March 31, 1997 totaled $0.2 million relating to the payment made for the acquisition of Reynolds & Taylor.

     Expenditures in 1998 and 1997 related to investing and financing activities were financed by existing cash and cash equivalents.

      The Company does not have any material commitments of capital expenditures at March 31, 1998.

      On April 24, 1998 (the "Closing Date"), NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold Industries, Inc.
("Reinhold"), purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. On the Closing Date, Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration (the "Purchase Consideration") consisting of (a) Two Million Two Hundred Thousand pounds sterling (pound sterling 2,200,000) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling (pound sterling 20,000,000).

      On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling (pound sterling 2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Agreement.

      The source of the funds for a portion of the Purchase Consideration due on the Closing Date was a Five Year Loan and Security Agreement with The CIT Group Credit/Finance ("CIT") in the amount of Four Million Dollars ($4,000,000) at an interest rate of prime plus 1.75%. The term portion of the loan in the amount of Two Million Two Hundred Sixty-Eight Thousand Dollars ($2,268,000) was received from CIT. The remainder of the CIT credit facility is a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000), which has not been used at this time. The remaining portion of the purchase consideration not funded by the CIT loan was funded by Reinhold's cash on hand. Future payments required by the Agreement are expected to be financed from operating cash flows.

      The Company has a credit facility with the Creditors' Trust whereby the Company has the ability to draw on a $1.5 million line of credit through July 31, 1998. All amounts borrowed under this line of credit will become due and payable by July 31, 1999. No amounts have been used under this facility.

      Management believes that the available cash, cash flows from operations and the amounts available under both Credit Facilities, described above, will be sufficient to fund the Company's operating and capital expenditure requirements.

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

DATE: May 14, 1998

                               By:  /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)