Form 10QSB
period 1998-06-30
REINHOLD INDUSTRIES INC/DE/
filed 1998-08-13
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30,  1998

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

Class A Common Stock, Par Value $.01 - 978,956 shares as of August 13, 1998. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of August 13, 1998.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX




PART I - FINANCIAL INFORMATION                                          PAGE


Item 1.

Condensed Consolidated Statements of Operations                           3

Condensed Consolidated Balance Sheets                                     5

Condensed Consolidated Statements of Cash Flows                           6

Notes to Condensed Consolidated Financial Statements                      7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 10


PART II - OTHER INFORMATION                                              14

SIGNATURES                                                               15

EXHIBITS                                                                 16



                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                           Three Months Ended
                                                                                June 30,
                                                                                --------
                                                                     1998                     1997
                                                                     ----                     ----
Net sales                                                          $6,990                  $ 4,178
Cost of goods sold                                                  5,291                    2,985
                                                                   ------                    -----

Gross profit                                                        1,699                    1,193
Selling, general and administrative expenses                        1,041                      772
                                                                   ------                   ------

Operating income                                                      658                      421
Interest (expense) income, net                                        (24)                      20
                                                                   ------                   ------

Income before income taxes                                            634                      441
Income tax provision                                                   13                       50
                                                                   ------                   ------

Net income                                                         $  621                  $   391
                                                                   ======                   ======


Basic and diluted earnings per shares                              $  .31                  $   .19

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                             Six Months Ended
                                                                                June 30,
                                                                                --------
                                                                     1998                     1997
                                                                     ----                     ----

Net sales                                                         $11,290                  $ 7,439
Cost of goods sold                                                  8,419                    5,455
                                                                   ------                   ------

Gross profit                                                        2,871                    1,984
Selling, general and administrative expenses                        1,783                    1,505
                                                                   ------                   ------

Operating income                                                    1,088                      479
Interest income, net                                                   12                       45
                                                                   ------                   ------

Income before income taxes                                          1,100                      524
Income tax provision                                                   27                       59
                                                                   ------                   ------

Net income                                                        $ 1,073                  $   465
                                                                   ======                   ======


Basic and diluted earnings per shares                             $   .54                  $   .23

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                            June 30, 1998       December 31, 1997
                                                           --------------       -----------------
                                                            (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                      $  3,350                $  2,419
  Marketable securities                                                 -                     750
  Accounts receivable                                               3,955                   1,899
  Inventories                                                       4,441                   1,975
  Other current assets                                                950                     708
                                                                   ------                   -----
Total current assets                                               12,696                   7,751
 Property, plant and equipment, net                                 4,681                   4,526
  Other assets                                                      1,042                     938
                                                                   ------                  ------
TOTAL ASSETS                                                     $ 18,419                $ 13,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $  2,360                $    588
  Current portion - long term debt                                    454                       -
  Accrued expenses                                                  1,034                     849
                                                                   ------                  ------
Total current liabilities                                           3,848                   1,437

Long term pension liability                                           592                     592
Long term debt - less current portion                               1,777                       -
Other long term liabilities                                         1,839                   1,846

Stockholders' equity
 Common stock
      Authorized-  1,480,000  Class A
      shares and 1,020,000 Class B shares
      Issued and outstanding - 978,956 Class A shares
      and 1,020,000 Class B shares                                     20                      20
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  3,121                   2,048
 Accumulated other comprehensive loss                                (569)                   (519)
                                                                   ------                  ------
Net stockholders' equity                                           10,363                   9,340
                                                                   ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 18,419                $ 13,215

                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements






                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                             Six Months Ended
                                                                                June 30,
                                                                               ---------
                                                                     1998                    1997
                                                                     ----                    ----
Cash flow from operating activities:
 Net income                                                      $  1,073                 $   465
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                                       429                     444
 Changes in assets and liabilities:
  Accounts receivable                                                 571                    (317)
  Inventories                                                         262                     (84)
  Other current assets                                               (242)                     12
  Accounts payable                                                    390                     108
  Accrued expenses                                                   (410)                   (195)
  Other, net                                                         (219)                   (173)
                                                                   ------                  ------
Net cash provided by operating activities                           1,854                     260
                                                                   ------                  ------

Cash flow from investing activities:
  Maturity of marketable securities                                   750                       -
  Acquisition by NP Aerospace                                      (3,707)                      -
  Capital expenditures                                               (197)                   (222)
                                                                   ------                  ------
Net cash used in investing activities                              (3,154)                   (222)
                                                                   ------                  ------

Cash flow from financing activities
  Proceeds from long term debt                                      2,268                       -
  Repayment of long term debt                                         (37)                      -
  Cash paid for acquisition of Reynolds & Taylor                        -                    (246)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                 2,231                    (246)
                                                                   ------                  ------

Net increase (decrease)  in cash and cash equivalents                 931                    (208)
Cash and cash equivalents, beginning of period                      2,419                   1,522
                                                                   ------                  ------
Cash and cash equivalents, end of period                         $  3,350                $  1,314
                                                                   ======                  ======

Cash paid during period for:
  Income taxes                                                   $     24                $      1
  Interest                                                       $     26                $      6


See accompanying notes to condensed consolidated financial statements

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiary ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of June 30, 1998 and December 31, 1997 and for the six and three months ended June 30, 1998 and 1997. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The results of operations for the six and three months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 13, 1998.

ACQUIRED BUSINESS

      On April 24, 1998 , NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound)20,000,000). Additional payments will be capitalized as part of the purchase price.

      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of NP Aerospace have been included in the consolidated financial statements from April 24, 1998.


The excess of the fair value of the net identifiable assets acquired over the purchase price has been preliminarily allocated to fixed assets as follows:

      Working capital                                          $3,781
      Severance costs                                           (403)
                                                                3,378
      Cash paid                                                 3,707
                                                                -----
      Excess over cost allocated to property,
      plant and equipment                                      $  329
                                                                =====


The pro forma unaudited results of operations for the three and six months ended
June 30, 1998 and 1997, assuming consummation of the purchase as of January 1, 1997 are as follows (in thousands, except earnings per share data):


                                                    Three months ended                    Six months ended
                                                       June 30,                              June 30,
                                                       -------                               -------
                                                   1998          1997                    1998         1997
                                                   ----          ----                    ----         ----

      Net sales                                  $7,698        $8,023                 $16,212      $15,285
      Net income                                   $687          $315                  $1,205         $724
      Basic and diluted earnings per share        $0.34         $0.16                   $0.60        $0.36


REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," during the three months ended March 31, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. The difference between net income and total comprehensive income during the six months and three months ended June 30, 1998 was a loss on foreign currency translation of $50,000. There were no differences between net income and total comprehensive income during the six months and three months ending June 30, 1997.

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

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for fiscal years beginning after December 15, 1999. At this time, the Company does not expect the adoption of SFAS No. 133 to have a significant impact on its financial position or results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for software. Based upon information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

INCOME TAXES

      Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

LONG TERM DEBT

On  April  22,  1998,  the  company  borrowed  $2,268,000  from  The  CIT  Group
Credit/Finance ("CIT") to fund a portion of the purchase consideration due to Courtaulds Aerospace. The company had previously entered into a Five Year Loan and Security Agreement with CIT in the amount of Four Million Dollars ($4,000,000). The term portion of the loan ($2,268,000) is payable in equal monthly principal payments of $37,800 plus interest at prime plus 1.75% and is secured by fixed assets and land. The remainder of the CIT credit facility is a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000), which has not been used at this time.

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  June 30, 1998

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

Comparison of Second Quarter 1998 to 1997

      In the second quarter of 1998, net sales increased $2.8 million, or 67%, to $7.0 million, compared to second quarter 1997 sales of $4.2 million. The increase primarily reflects sales of $2.5 million related to the NP Aerospace acquisition in April of 1998. Sales also increased $0.2 million for both CompositAir and Commercial products. However, there was a $0.1 million decrease in Aerospace product sales.

      Gross profit margin decreased to 24.3% in the second quarter of 1998 compared to 28.6% in the second quarter 1997, primarily due to lower absorption of overhead related to NP Aerospace's high compensation costs (headcount reductions not completed until the end of May) and CompositAir's increased tooling and plant maintenance costs. There were also lower positive material variances for Aerospace products in 1998 compared to 1997. Gross profit margin for Aerospace products decreased to 40.4% in 1998 from 49.2% in 1997. Gross profit margin for CompositAir products increased to 20.0% in 1998 from 18.8% in 1997. Gross profit margin for Commercial products increased to 21.1% in 1998 from a gross margin loss of 3.6% in 1997. Gross profit margin for NP Aerospace products was 19.9% for the period from acquisition (April 24, 1998) through June 30, 1998.

      Selling, general and administrative expenses for the second quarter 1998 were $1.0 million (14.9% of sales) compared to $0.8 million (18.5% of sales) for the same quarter of 1997. Although selling, general and administrative expenses were higher in 1998, these expenses decreased 3.6 % as a percent of sales. S,G & A increases are associated with the costs of the new foreign subsidiary.

      Interest expense, net, in the second quarter of 1998 was $0.02 million compared to interest income of $0.02 million in the second quarter of 1997 due to the interest expense related to the CIT loan.

      A tax provision of $0.01 million was recorded in the second quarter of 1998 for the alternative minimum tax for federal and state tax expenses. The Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1998 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of  First Six Months 1998 to 1997

      In the first six months of 1998, net sales increased $3.9 million, or 52%, to $11.3 million, compared to first six months 1997 sales of $7.4 million. The increase primarily reflects sales of $2.5 million related to the NP Aerospace acquisition in April of 1998. There was also an increase in Aerospace product sales of $0.6 million, CompositAir sales of $0.4 million and Commercial product sales of $0.3 million.

      Gross profit margin decreased to 25.4% in the first six months of 1998 compared to 26.7% in the first six months 1997, due to lower absorption of overhead related to NP Aerospace's high compensation costs (headcount reductions not completed until the end of May) and CompositAir's increased tooling and plant maintenance costs. There were also lower positive material variances for Aerospace products in 1998 compared to 1997. Gross profit margin for Aerospace products decreased to 41.9% in 1998 from 44.6% in 1997. Gross profit margin for CompositAir products decreased to 18.6% in 1998 from 19.7% in 1997. Gross profit margin for Commercial products increased to 18.4% in 1998 from 0.9% in 1997. Gross profit margin for NP Aerospace products was 19.9% for the period from acquisition (April 24, 1998) through June 30, 1998.

      Selling, general and administrative expenses for the first six months 1998 were $1.8 million (15.8% of sales) compared to $1.5 million (20.2% of sales) for the same period of 1997. Although selling, general and administrative expenses were higher in 1998, these expenses decreased 4.4 % as a percent of sales. S,G & A increases are associated with the costs of the new foreign subsidiary.


      Interest income, net, in the first six months of 1998 decreased to $0.01 million from $0.05 million in the first six months of 1997 due to the interest expense related to the CIT loan.

      A tax provision of $0.02 million was recorded in the first six months of 1998 for the alternative minimum tax for federal and state tax expenses. The Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1998 is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of June 30, 1998, working capital was $8.8 million, up $2.5 million from December 31, 1997. Cash and cash equivalents of $3.3 million held at June 30, 1998 were $0.9 million higher than cash and cash equivalents held at December 31, 1997 primarily due to $1.9 million of net cash provided by operating activities and the $0.7 million of marketable securities which matured offset by the net cash outlay of $1.4 million by the Company for the NP Aerospace acquisition (Cash paid $3.7 million less proceeds from CIT of $2.3 million) and $0.2 million spent on capital expenditures. There were no marketable securities held at June 30, 1998.

      Net cash provided by operations amounted to $1.9 million for the six months ended June 30, 1998. Net cash provided by operations amounted to $0.3 million for the comparable period in 1997. The increase over the prior period relates to the increased profitability of the Company.

      Net cash used in investing activities for the six months ended June 30, 1998 totaled $3.2 million and consisted of the acquisition by NP Aerospace of $3.7 million and property and equipment expenditures totaling $0.2 million offset by the maturity of $0.7 million of marketable securities. Net cash used in investing activities for the six months ended June 30, 1997 consisted of property and equipment expenditures totaling $0.2 million.

      Net cash provided by financing activities for the six months ended June 30, 1998 totaled $2.2 million and consisted primarily of $2.3 million of proceeds from the CIT loan. Net cash used in financing activities for the six months ended June 30, 1997 totaled $0.2 million relating to the payment made for the acquisition of Reynolds & Taylor.

      Expenditures in 1998 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the CIT loan. Expenditures in 1997 related to investing and financing activities were financed by existing cash and cash equivalents.

      The Company does not have any current material commitments of capital expenditures at June 30, 1998.

      As discussed in the notes to the unaudited condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement.

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

      The Company has a credit facility with the Keene Creditors' Trust whereby the Company has the ability to draw on a $1.5 million line of credit through July 31, 1998. All amounts borrowed under this line of credit will become due and payable by July 31, 1999. No amounts have been used under this facility.

      Management believes that the available cash, cash flows from operations and the amounts available under both Credit Facilities, described above, will be sufficient to fund the Company's operating and capital expenditure requirements.

1998 Outlook

      Although the results of the second quarter were good, management expects third quarter 1998 net income to be significantly lower than the first two quarters of 1998 and the third quarter of 1997. Merger costs related to the acquisition and the shift of some large value aerospace sales into the fourth quarter of 1998 will cause financial performance to be lower than historical results in recent quarters. However, the Company expects full year results to be satisfactory.

Recent Accounting Pronouncements

     The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Year 2000

     Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results before or after the year 2000. The Company is in the process of identifying and remediating or replacing computer systems and software that may not function correctly in the year 2000. Additionally, the Company is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. The Company's manual assessment of the impact of the year 2000 date change should be complete by mid-1999. The Company believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. As of June 30, 1998, amounts expensed on the Company's year 2000 problem have not been material.

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

     27    Financial Data Schedule


           b. Reports on Form 8-K

      A Current Report on Form 8-K, dated April 17, 1998, was filed by the Company with the Securities and Exchange Commission on May 1, 1998. The Form 8-K reported the asset purchase of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd. by Reinhold's wholly owned subsidiary NP Aerospace. On June 30, 1998, the Company filed Amendment No. 1 to such Report, which included audited financial statements of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd. for the years ended March 31, 1998 and 1997, pro forma unaudited combined balance sheet as of March 31, 1998 and pro forma unaudited combined statements of operations for the three months ended March 31, 1998 and the year ended December 31, 1997, which gave effect to said acquisition as of the date and for the periods indicated therein.

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                   SIGNATURES


      Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   REINHOLD INDUSTRIES, INC.
                                   Registrant


DATE: August 13, 1998

                           By:      /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)