Form 10QSB
period 1998-09-30
REINHOLD INDUSTRIES INC/DE/
filed 1998-11-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1998

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

Class A Common Stock, Par Value $.01 - 978,956 shares as of November 12, 1998. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of November 12, 1998.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX




PART I - FINANCIAL INFORMATION                              PAGE


Item 1.

Condensed Consolidated Statements of Operations               3

Condensed Consolidated Balance Sheets                         5

Condensed Consolidated Statements of Cash Flows               6

Notes to Condensed Consolidated Financial Statements          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      10


PART II - OTHER INFORMATION                                   15

SIGNATURES                                                    16

EXHIBITS                                                      17


                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                             September 30,
                                                                             -------------
                                                                     1998                     1997
                                                                     ----                     ----

Net sales                                                          $6,859                   $4,672
Cost of goods sold                                                  5,317                    3,211
                                                                    -----                    -----

Gross profit                                                        1,542                    1,461
Selling, general and administrative expenses                        1,180                      800
                                                                    -----                    -----

Operating income                                                      362                      661
Interest (expense) income, net                                        (17)                      27
                                                                    -----                    -----

Income before income taxes                                            345                      688
Income tax provision (benefit)                                         51                      (23)
                                                                    -----                    -----

Net income                                                         $  294                   $  711
                                                                    =====                    =====


Basic and diluted earnings per shares                              $  .14                   $  .36

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                     1998                     1997
                                                                     ----                     ----

Net sales                                                         $18,149                  $12,111
Cost of goods sold                                                 13,736                    8,666
                                                                   ------                   ------

Gross profit                                                        4,413                    3,445
Selling, general and administrative expenses                        2,963                    2,305
                                                                   ------                   ------

Operating income                                                    1,450                    1,140
Interest (expense) income, net                                         (5)                      72
                                                                   ------                   ------

Income before income taxes                                          1,445                    1,212
Income tax provision                                                   78                       36
                                                                   ------                   ------

Net income                                                        $ 1,367                  $ 1,176
                                                                   ======                   ======


Basic and diluted earnings per shares                             $   .68                  $   .59

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                       September 30, 1998       December 31, 1997

ASSETS
Current assets
  Cash and cash equivalents                                      $  3,775                 $ 2,419
  Marketable securities                                                 -                     750
  Accounts receivable                                               3,945                   1,899
  Inventories                                                       4,565                   1,975
  Other current assets                                              1,220                     708
                                                                   ------                  ------
Total current assets                                               13,505                   7,751
 Property, plant and equipment, net                                 4,937                   4,526
  Other assets                                                      1,008                     938
                                                                   ------                  ------
TOTAL ASSETS                                                     $ 19,450                $ 13,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $  2,829                $    588
  Current portion - long term debt                                    454                       -
  Accrued expenses                                                  1,307                     849
                                                                   ------                  ------
Total current liabilities                                           4,590                   1,437

Long term pension liability                                           592                     592
Long term debt - less current portion                               1,663                       -
Other long term liabilities                                         1,836                   1,846

Stockholders' equity
 Common stock
      Authorized-  1,480,000  Class A shares
      and 1,020,000 Class B shares
      Issued and outstanding - 978,956 Class A shares
      and 1,020,000 Class B shares                                     20                      20
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  3,415                   2,048
 Accumulated comprehensive loss                                      (457)                   (519)
                                                                   ------                  ------
Net stockholders' equity                                           10,769                   9,340
                                                                   ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 19,450                $ 13,215
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements






                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                     1998                    1997
                                                                     ----                    ----
Cash flow from operating activities:
 Net income                                                       $ 1,367                $  1,176
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of acquisition):
  Depreciation and amortization                                       653                     546
 Changes in assets and liabilities:
  Accounts receivable                                                 565                    (328)
  Inventories                                                          63                    (490)
  Other current assets                                               (435)                   (156)
  Accounts payable                                                    860                     270
  Accrued expenses                                                   (124)                     (4)
  Other, net                                                         (119)                   (326)
                                                                   ------                  ------
Net cash provided by operating activities                           2,830                     688
                                                                   ------                  ------

Cash flow from investing activities:
  Maturity of marketable securities                                   750                       -
  Acquisition of NP Aerospace                                      (3,707)                      -
  Capital expenditures                                               (634)                   (308)
                                                                   ------                  ------
Net cash used in investing activities                              (3,591)                   (308)
                                                                   ------                  ------

Cash flow from financing activities:
  Proceeds from long term debt                                      2,268                       -
  Repayment of long term debt                                        (151)                      -
  Cash paid for acquisition of Reynolds & Taylor                        -                    (246)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                 2,117                    (246)
                                                                   ------                  ------

Net increase in cash and cash equivalents                           1,356                     134
Cash and cash equivalents, beginning of period                      2,419                   1,522
                                                                   ------                  ------
Cash and cash equivalents, end of period                          $ 3,775                $  1,656
                                                                   ======                  ======

Cash paid during period for:
  Income taxes                                                    $    38                $     12
  Interest                                                        $    84                $      6


See accompanying notes to condensed consolidated financial statements

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiary ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of September 30, 1998 and December 31, 1997 and for the nine and three months ended September 30, 1998 and 1997. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The results of operations for the nine and three months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 13, 1998.

ACQUIRED BUSINESS

      On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling (pounds sterling 2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling (pounds sterling 20,000,000). Additional payments will be capitalized as part of the purchase price, when and if earned.

      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of NP Aerospace have been included in the consolidated financial statements from April 24, 1998.

The excess of the fair value of the net identifiable assets acquired over the purchase price has been preliminarily allocated to fixed assets as follows (in thousands):

      Working capital                                          $3,781
      Severance costs                                            (403)
                                                                -----
                                                                3,378
      Cash paid                                                 3,707
                                                                -----
      Excess over cost allocated to property,
      plant and equipment                                      $  329
                                                                =====

The pro forma unaudited results of operations for the three and nine months ended September 30, 1998 and 1997, assuming consummation of the purchase as of January 1, 1997 are as follows (in thousands, except earnings per share data):


                                                    Three months ended                   Nine months ended
                                                     September 30,                         September 30,

                                                          1997                           1998         1997
                                                          ----                           ----         ----
      Net sales                                         $8,729                        $23,071      $24,014
      Net income                                        $1,250                         $1,499       $2,000
      Basic and diluted earnings per share               $0.63                          $0.75        $1.00


REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. The difference between net income and total comprehensive income during the nine months and three months ended September 30, 1998 was a gain on foreign currency translation of $62,000 and $112,000, respectively. There were no differences between net income and total comprehensive income during the nine months and three months ending September 30, 1997.

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

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company will adopt SOP 98-1 effective in 1999. The adoption of SOP 98-1 will require the Company to modify its method of accounting for computer software developed or obtained for internal use. Based upon information currently available, the Company does not expect the adoption of SOP 98-1 to have a significant impact on its financial position or results of operations.

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

                               September 30, 1998

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

Comparison of Third Quarter 1998 to 1997

      In the third quarter of 1998, net sales increased $2.2 million, or 47%, to $6.9 million, compared to third quarter 1997 sales of $4.7 million. The increase primarily reflects sales of $3.0 million related to the NP Aerospace acquisition in April of 1998. Sales also increased $0.1 million for Commercial products. However, there were decreases of $0.5 million in Aerospace product sales and $0.4 million in CompositAir.

      Gross profit margin decreased to 22.5% in the third quarter of 1998 compared to 31.3% in the third quarter 1997, primarily due to lower Aerospace sales, whose products have comparatively higher gross margins, production inefficiencies at CompositAir and the inclusion of NP Aerospace activities (a lower total margin business). There were also lower favorable material variances for Aerospace products in 1998 compared to 1997. Gross profit margin for Aerospace products decreased to 43.3% in 1998 from 50.6% in 1997. Gross profit margin for CompositAir products decreased to 17.1% in 1998 from 24.3% in 1997. Gross profit margin for Commercial products decreased to 17.2% in 1998 from 17.3% in 1997. Gross profit margin for NP Aerospace products was 17.2% for the third quarter 1998.

      Selling, general and administrative expenses for the third quarter 1998 were $1.2 million (17.2% of sales) compared to $0.8 million (17.1% of sales) for the same quarter of 1997. S,G & A increases are primarily associated with the costs of the new foreign subsidiary, including the costs associated with the consolidation of facilities in the United Kingdom.

      Interest expense, net, in the third quarter of 1998 was $0.02 million compared to interest income of $0.03 million in the third quarter of 1997 due to the interest expense related to the CIT loan.

      A tax provision of $0.05 million was recorded in the third quarter of 1998. The effective tax rate for the United Kingdom is approximately 20%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1998 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of  First Nine Months 1998 to 1997

      In the first nine months of 1998, net sales increased $6.0 million, or 50%, to $18.1 million, compared to first nine months 1997 sales of $12.1 million. The increase primarily reflects sales of $5.5 million related to the NP Aerospace acquisition in April of 1998. There was also an increase in Commercial product sales of $0.4 million.

      Gross profit margin decreased to 24.3% in the first nine months of 1998 compared to 28.4% in the first nine months 1997 due to lower Aerospace sales (products have a higher gross margin), production inefficiencies at CompositAir and the inclusion of NP Aerospace activities (a lower total margin business). There were also lower positive material variances for Aerospace products in 1998 compared to 1997. Gross profit margin for Aerospace products decreased to 42.3% in 1998 from 43.8% in 1997. Gross profit margin for CompositAir products decreased to 18.2% in 1998 from 21.4% in 1997. Gross profit margin for Commercial products increased to 18.0% in 1998 from 6.8% in 1997. Gross profit margin for NP Aerospace products was 18.5% for the period from acquisition (April 24, 1998) through September 30, 1998.

      Selling, general and administrative expenses for the first nine months of 1998 were $3.0 million (16.3% of sales) compared to $2.3 million (19.0% of sales) for the same period of 1997. Although selling, general and administrative expenses were higher in 1998, these expenses decreased 2.7 % as a percent of sales. S,G & A increases are primarily associated with the costs of the new foreign subsidiary, including the costs associated with the consolidation of facilities in the United Kingdom.

      Interest expense, net, in the first nine months of 1998 was $0.01 million compared to interest income of $0.07 million in the first nine months 1997 due to the interest expense related to the CIT loan.

      A tax provision of $0.08 million was recorded in the first nine months of 1998. The effective tax rate for the United Kingdom is approximately 20%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1998 is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of September 30, 1998, working capital was $8.9 million, up $2.6 million from December 31, 1997. Cash and cash equivalents of $3.8 million held at September 30, 1998 were $1.4 million higher than cash and cash equivalents held at December 31, 1997 primarily due to $2.8 million of net cash provided by operating activities and the $0.7 million of marketable securities which matured offset by the net cash outlay of $1.4 million by the Company for the NP Aerospace acquisition (Cash paid $3.7 million less proceeds from CIT of $2.3 million) and $0.6 million spent on capital expenditures. There were no marketable securities held at September 30, 1998.

      Net cash provided by operations amounted to $2.8 million for the nine months ended September 30, 1998. Net cash provided by operations amounted to $0.7 million for the comparable period in 1997. The increase over the prior period relates to the increased profitability of the Company.

      Net cash used in investing activities for the nine months ended September 30, 1998 totaled $3.6 million and consisted of the acquisition by NP Aerospace of $3.7 million and property and equipment expenditures totaling $0.6 million offset by the maturity of $0.7 million of marketable securities. Net cash used in investing activities for the nine months ended September 30, 1997 consisted of property and equipment expenditures totaling $0.3 million.

      Net cash provided by financing activities for the nine months ended September 30, 1998 totaled $2.1 million and consisted primarily of $2.3 million of proceeds from the CIT loan. Net cash used in financing activities for the nine months ended September 30, 1997 totaled $0.2 million relating to the payment made for the acquisition of Reynolds & Taylor.

      Expenditures in 1998 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the CIT loan. Expenditures in 1997 related to investing and financing activities were financed by existing cash and cash equivalents.

      The Company does not have any current material commitments of capital expenditures at September 30, 1998.

      As discussed in the notes to the unaudited condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling (pounds sterling 2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement.

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

      The Company had a credit facility with the Keene Creditors' Trust whereby the Company had the ability to draw on a $1.5 million line of credit. However, this credit facility expired on July 31, 1998. No amounts had been used under this facility.

      Management believes that the available cash, cash flows from operations and the amounts available under the Credit Facility described above, will be sufficient to fund the Company's operating and capital expenditure requirements.

Keene Creditors' Trust Schedule 13D Amendment Filing

      On July 27, 1998, the Keene Creditors' Trust, owner of 100% of the Class B Common Stock, filed an amendment, dated July 16, 1998, to their previously filed
Schedule 13D, dated August 12, 1996, with the Securities and Exchange Commission. The purpose of this filing was to announce the retention of HT Capital Advisors, LLC to assist the Trust in determining the value of its shares and the feasibility of a disposition of 100% of those shares for cash. The process to sell has been initiated.

Forward Looking Statements

      This Form 10-QSB contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate", "anticipate", "project", "intend",
"expect", and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flow. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this 10-QSB. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

1998 and 1999 Outlook

      As anticipated, the results of the third quarter were significantly lower than the first two quarters of 1998 and the third quarter of 1997. There may be a shift of some large value aerospace sales, which had previously been forecasted for the fourth quarter of 1998, into the first quarter of 1999. Even with some sales moving into 1999, the Company is anticipating substantially lower Aerospace sales in 1999. Sales for Commercial products are expected to be significantly higher in 1998 over 1997, and a modest improvement is expected for 1999. Reinhold projects record sales dollars and unit sales for CompositAir in 1998. The outlook for 1999 is to maintain the same level of profitability. NP Aerospace has performed better than pre-acquisition forecasts. It is expected to be a valuable contributor to 1999 revenues. Overall, with the acquisition of NP Aerospace, the Company expects full year 1998 results to be better than 1997.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Year 2000

      Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results before or after the year 2000. The Company had anticipated the year 2000 problem in the mid-1980's and therefore created compliant systems at that time. The Company is in the process of identifying and remediating or replacing any other computer systems and software that may not function correctly in the year 2000. Additionally, the Company is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. The Company's manual assessment of the impact of the year 2000 date change should be complete by mid-1999. The Company believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. The Company's most likely potential risk is a temporary inability of some customers to order and pay on a timely basis, and for the company to receive purchases from their vendors on time. The Company's year 2000 efforts are ongoing and its overall plan, as well as contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption in its business activities, that will be dependent, in part, on the ability of third parties to be year 2000 compliant. As of September 30, 1998, amounts spent on the Company's year 2000 program were less than $25,000. The Company currently estimates the cost to remediate both its year 2000 hardware and software issues to be less than $30,000.

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


DATE: November 12, 1998

                            By:     /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)