Form 10KSB40
period 1998-12-31
REINHOLD INDUSTRIES INC/DE/
filed 1999-03-26
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       to
                        --------------- --------------

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
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES x NO
                                                             ---  ---

CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. X
                 ---
ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE  $25,996,000

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS.

$6,607,953 as of March 19, 1999 Class A Common Stock
--------------------------------------------------------------------------------
CHECK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES X NO
                                                 ---  ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE:
Class A Common Stock - par value $.01 per share - 978,956 as of March 19, 1999 Class B Common Stock - par value $.01 per share - 1,020,000 as of March 19, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

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

         Reinhold Industries, Inc. 1998 Annual Report to Stockholders -
                                   Parts I, II
              Reinhold Industries, Inc. Proxy Statement - Part III

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

         In 1984, Keene acquired the assets, and assumed certain liabilities, of Reinhold, which was operated as a division until October 1990, when it was incorporated in Delaware as a wholly owned subsidiary. Reinhold, which was originally founded in 1928 as a custom molder of thermosetting and thermoplastic materials, currently operates in Santa Fe Springs, California, Camarillo, California and Coventry, England. Today, Reinhold manufactures advanced composite components and sheet molding compounds for a variety of aerospace, defense and commercial applications. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. In May 1994, Reinhold acquired CompositAir. CompositAir is a niche manufacturer of commercial composite aircraft seatbacks and other commercial products. CompositAir operates in both Camarillo, California and Santa Fe Springs, California.

         On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound sterling) 2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound sterling) 20,000,000). Additional payments will be capitalized as part of the purchase price, when and if earned.

         The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of NP Aerospace have been included in the consolidated financial statements from April 24, 1998.

         Additional  information on the NP Aerospace acquisition is set forth in
Note 2 to the Consolidated Financial Statements on page 22 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 15 of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

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

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on page 29 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 15 of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

 Distribution

         Products   are   marketed  by  company   sales   personnel   and  sales
representatives in the United States and Europe.

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

         Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to six major customers constituted approximately 66% of the Company's net sales in 1998. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Reinhold's success also depends on developing additional commercial composite products to replace heavier and shape restrictive metals-based products.

         With the purchase of CompositAir in 1994 and NP Aerospace in 1998, Reinhold expanded its development and sale of composite components into the commercial aircraft seatbacks market. The market for aircraft seating is expanding. Reinhold, through its operating segments, CompositAir and NP Aerospace is a world leader in producing commercial composite aircraft seatback structures. With the seatback market expanding at a rate of 10% - 15% per year, composites are enjoying an increased acceptance by the airlines. Due to this acceptance, we expect an increase in competition in the future.

Raw Materials and Purchased Components

         The principal raw materials for composite fabrication include pre-impregnated fiber cloth (made of carbon, graphite, aramid or fiberglass fibers which have been heat-treated), molding compounds, resins (phenolic and epoxy), hardware, adhesives and solvents. Occasionally, certain raw materials and parts are supplied by customers for incorporation into the finished product. Reinhold's principal supplier of raw materials is Cytec Fiberite, Inc. and Newport Adhesives and Composites, Inc.

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

Environmental Matters

         Reinhold's manufacturing facilities are subject to regulation by federal, state and local environmental agencies. Management believes all facilities meet or exceed all applicable environmental requirements in all material respects and believes that continued compliance will not materially affect capital expenditures, earnings or competitive position..

Patents and Trademarks

         Reinhold owned one patent registered with the United States Patent and Trademark Office for the "Method of Making Perforated Articles" (U.S. Patent No. 5,252,279). The patent expired October 1997 and was not renewed. Reinhold does not hold any registered trademarks.

Research and Development

         Research and Development expenditures were approximately $158,000 and $145,000 for the years ended December 31, 1998 and 1997, respectively.

Employees

         At December 31, 1998, Reinhold had 266 full-time employees and 3 part-time employees. Of these employees, 241 ( 239 full-time and 2 part-time) were employed in manufacturing and 28 (27 full-time and 1 part-time) in administration, product development and sales. Approximately 29% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 23% are based in Camarillo, California and approximately 48% are based at NP Aerospace located in Coventry, England. Approximately 70 of the employees in Coventry, England are represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

         Additional information is set forth in Note 1 to the Consolidated Financial Statements on page 22 and "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

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

Coventry, England                  Administrative and            80,000 sq. ft          Own
                                     Manufacturing
Coventry, England                  Land                          2.7 acres              Own
Rancho Cucamonga, CA               Undeveloped Land              33 acres               Own


         Facilities are generally suitable and adequate for current needs of the Company. Reinhold is presently in negotiations with its Santa Fe Springs landlord relating to the improvement, expansion and upgrade of its present facility to meet the Company's future needs. Reinhold believes its facilities are utilized consistent with economic conditions and the requirements of its operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a. & c. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on the back inside cover of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASD OTC Bulletin Board under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No dividends were paid in 1998 or 1997.

         b. The approximate number of common equity security holders is as follows:

                                                              Approximate Number
                                                            of Holders of Record
         Title of Class                                     as of March 19, 1999
         --------------                                     --------------------

         Class A Common Stock,
          par value $.01 per share                                  1,741

         Class B Common Stock,
          par value $.01 per share                                      1

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Reference is made to the "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  FINANCIAL STATEMENTS

         Reference is made to the Independent Auditors' Report and to the Consolidated Financial Statements included on page 31 and pages 17 through 21 and Notes to Consolidated Financial Statements on pages 22 through 30 of Reinhold's 1998 Annual Report to Stockholders, which is incorporated herein by reference. Financial data schedules are included in Part IV of this filing.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required with respect to directors of Reinhold is included in the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Name                      Age       Title

Michael T. Furry                61        President and CEO              Mr.  Furry has  served as  president  of
                                                                         Reinhold Industries, Inc. since June 1986
                                                                         and  became President  and  Chief
                                                                         Executive  Officer  of  the Reorganized
                                                                         Company on the  Effective  Date.  Mr.
                                                                         Furry became a Director of Keene (the
                                                                         Predecessor Company) in April 1990 and
                                                                         Reinhold  Industries, Inc. upon its
                                                                         incorporation  in  October  1990. From
                                                                         April 1976 to June 1986,  Mr. Furry was
                                                                         Vice President and General Manager of
                                                                         the composites division of Reynolds &
                                                                         Taylor, Inc.


Brett R. Meinsen                39        Vice President-                Mr.  Meinsen  became   Vice  President -
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


Item 10. EXECUTIVE COMPENSATION

      The information required by Item 10 is included in the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 11 is included in the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is included in the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

a)  EXHIBITS

                                                             Page                    Incorporated by
         Description                                         No.*                     Reference to
         -----------                                         ----                    ---------------
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
                                                                                     28, 1996.




                                                             Page                    Incorporated by
         Description                                         No.*                     Reference to
         -----------                                         ----                    ---------------
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

4.1        Share Authorization                                                       Exhibit 99(a),
           Agreement                                                                 Exhibit H to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.


4.2        Registration Rights                                                       Exhibit 99(a),
           Agreement                                                                 Exhibit G to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.

9.1        Creditors' Trust                                                          Exhibit 99(a),
           Agreement                                                                 Exhibit D to the
                                                                                     Plan, to Keene
                                                                                     Corporation's Form
                                                                                     8-K filed with the
                                                                                     Commission on June
                                                                                     28, 1996.




                                                             Page                    Incorporated by
           Description                                       No.*                     Reference to
           -----------                                       ----                    ---------------
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

10.5     Asset Sale Agreement dated                                                  Exhibit 2 to Reinhold's
           April 17, 1998 by and between                                             8-K/A, dated April 17,1998
           NP Aerospace Limited (Purchaser),                                         filed with the Commission on
           Reinhold Industries, Inc. (Guarantor)                                     June 30, 1998.
           and Courtaulds plc (Vendor) relating
           to the purchase of certain assets and
           assumption of certain liabilities of the
           Ballistic and Performance Composites
           Division of Courtaulds Aerospace Ltd.


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



                                         REINHOLD INDUSTRIES, INC.
                                         -------------------------
                                               Registrant



Date:    March 26, 1999                  By:/s/ Brett R. Meinsen
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



           /s/ Michael T. Furry                              March 26, 1999
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)

           /s/ Lawrence H. Diamond                           March 26, 1999
           --------------------------------------
           Lawrence H. Diamond- Chairman


           /s/ Robert B. Steinberg                           March 26, 1999
           --------------------------------------
           Robert B. Steinberg- Director