Form 10QSB
period 1999-03-31
REINHOLD INDUSTRIES INC/DE/
filed 1999-05-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1999

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

Class A Common Stock, Par Value $.01 - 978,956 shares as of May 14, 1999. Class B Common Stock, Par Value $.01 - 1,020,000 shares as of May 14, 1999.

Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX




PART I - FINANCIAL INFORMATION                                        PAGE


Item 1.

Condensed Consolidated Statements of Operations                        3

Condensed Consolidated Balance Sheets                                  4

Condensed Consolidated Statements of Cash Flows                        5

Notes to Condensed Consolidated Financial Statements                   6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              11


PART II - OTHER INFORMATION                                           15

SIGNATURES                                                            16

EXHIBITS                                                              17



                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------
                                                                     1999                     1998
                                                                     ----                     ----

Net sales                                                          $8,688                   $4,300
Cost of goods sold                                                  6,512                    3,128
                                                                    -----                    -----

Gross profit                                                        2,176                    1,172
Selling, general and administrative expenses                          929                      742
                                                                    -----                    -----

Operating income                                                    1,247                      430
Interest (expense) income, net                                        (10)                      36
                                                                    -----                    -----

Income before income taxes                                          1,237                      466
Income tax provision (benefit)                                        128                       14
                                                                    -----                    -----

Net income                                                         $1,109                   $  452
                                                                    =====                    =====


Basic and diluted earnings per shares                              $ 0.55                   $ 0.23

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements

                                       3




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                           March 31, 1999       December 31, 1998
                                                           --------------       -----------------
ASSETS
Current assets
  Cash and cash equivalents                                      $  5,176                $  3,622
  Accounts receivable                                               4,969                   4,869
  Inventories                                                       4,476                   4,385
  Other current assets                                                996                     928
                                                                   ------                  ------
Total current assets                                               15,617                  13,804
 Property, plant and equipment, net                                 5,516                   5,476
  Other assets                                                        934                     935
                                                                   ------                  ------
TOTAL ASSETS                                                     $ 22,067                $ 20,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $  3,094                $  2,976
  Current portion - long term debt                                    454                     454
  Accrued expenses                                                  2,347                   1,413
                                                                   ------                  ------
Total current liabilities                                           5,895                   4,843

Long term pension liability                                         2,290                   2,290
Long term debt - less current portion                               1,436                   1,550
Other long term liabilities                                         1,797                   1,834

Stockholders' equity
 Common stock
      Authorized-  1,480,000  Class A shares
      and 1,020,000 Class B shares
      Issued and outstanding - 978,956 Class A shares
      and 1,020,000 Class B shares                                     20                      20
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  5,295                   4,186
 Accumulated comprehensive loss                                    (2,457)                 (2,299)
                                                                   ------                  ------
Net stockholders' equity                                           10,649                   9,698
                                                                   ------                  ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 22,067                $ 20,215
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements

                                       4






                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Three months Ended
                                                                               March 31,
                                                                               ---------
                                                                     1999                    1998
                                                                     ----                    ----
Cash flow from operating activities:
 Net income                                                       $ 1,109                 $   452
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                                       253                     209
  Foreign currency translation                                       (158)                      -
 Changes in assets and liabilities:
  Accounts receivable                                                (100)                     53
  Inventories                                                         (91)                    195
  Other current assets                                                (68)                   (194)
  Accounts payable                                                    118                     220
  Accrued expenses                                                    934                    (280)
  Other, net                                                          (43)                     (3)
                                                                    -----                   -----
Net cash provided by operating activities                           1,954                     652
                                                                    -----                   -----

Cash flow from investing activities:
  Maturity of marketable securities                                     -                     250
  Capital expenditures                                               (286)                   (105)
                                                                    -----                   -----
Net cash used in (provided by) investing activities                  (286)                    145
                                                                    -----                   -----

Cash flow from financing activities:
  Repayment of long term debt                                        (114)                      -
                                                                    -----                   -----
Net cash used in financing activities                                (114)                      -
                                                                    -----                   -----

Net increase in cash and cash equivalents                           1,554                     797
Cash and cash equivalents, beginning of period                      3,622                   2,419
                                                                    -----                   -----
Cash and cash equivalents, end of period                          $ 5,176                 $ 3,216
                                                                    =====                   =====

Cash paid during period for:
  Income taxes                                                    $       -               $    24
  Interest                                                        $      47               $     -

See accompanying notes to condensed consolidated financial statements

                                       5

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiary ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 1999.

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

      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of NP Aerospace have been included in the consolidated financial statements from the date of acquisition.

The excess of the fair value of the net identifiable assets acquired over the purchase price has been preliminarily allocated to fixed assets as follows (in thousands):

      Working capital                                          $3,360
      Severance costs                                            (403)
                                                                2,957
      Cash paid                                                 3,707
                                                                -----
      Excess over cost allocated to property,
      plant and equipment                                      $  750
                                                               ======

The pro forma unaudited results of operations for the three months ended March 31, 1998, assuming consummation of the purchase as of January 1, 1998 are as follows (in thousands, except earnings per share data):

      Net sales                                                $8,514
      Net income                                                 $518
      Basic and diluted earnings per share                      $0.26

REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. The difference between net income and total comprehensive income during the three months ended March 31, 1999 was a loss on foreign currency translation of $158,000. There was no difference between net income and total comprehensive income during the three months ending March 31, 1998.

COMPUTER SOFTWARE COSTS

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 did not have a significant impact on the Company's operating results.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for fiscal years beginning after December 15, 1999. At this time, the Company does not expect the adoption of SFAS No. 133 to have a significant impact on its financial position or results of operations.

INCOME TAXES

      Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

LONG TERM DEBT

      On April 22, 1998, the Company borrowed $2,268,000 from The CIT Group Credit/Finance ("CIT") to fund a portion of the purchase consideration due to Courtaulds Aerospace. The Company had previously entered into a Five Year Loan and Security Agreement with CIT in the amount of Four Million Dollars ($4,000,000). The term portion of the loan ($2,268,000) is payable in equal monthly principal payments of $37,800 plus interest at prime plus 1.75% and is secured by fixed assets and land. The remainder of the CIT credit facility is a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000), which has not been used as of May 14, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the following financial instruments approximate fair value because of the short maturity of those instruments: cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses and current installments of long term debt. The fair values of marketable securities are based on the quoted market prices at the reporting date for those investments. The long term debt bears interest at a variable market rate, and thus has a carrying amount that approximates fair value.

FOREIGN CURRENCY

      The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiary are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of income is translated at the average exchange rate in effect during the period being reported. Exchange differences arise from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity. The exchange rate at March 31, 1999 was $1.61 and $1.62 for the condensed consolidated balance sheet and the condensed consolidated statement of income, respectively.

OPERATING SEGMENTS

      The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 established new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. The Company generates revenues from four operating segments: Aerospace, CompositAir, Commercial and NP Aerospace. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace is our subsidiary located in Coventry, England and produces products for law enforcement, lighting, military, automotive and commercial aircraft.

      The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                            March 31, 1999             March 31, 1998
-----------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                                   $   1,247                      1,721
     CompositAir                                                     3,006                      2,140
     Commercial                                                        566                        439
     NP Aerospace                                                    3,869                          -
-----------------------------------------------------------------------------------------------------
Total sales                                                      $   8,688                      4,300
-----------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                                   $     356                        496
     CompositAir                                                       547                         28
     Commercial                                                         76                         (9)
     NP Aerospace                                                      366                          -
     Unallocated corporate expenses                                   (108)                       (49)
-----------------------------------------------------------------------------------------------------
Total income before income taxes                                 $   1,237                        466
-----------------------------------------------------------------------------------------------------

Depreciation and amortization
     Aerospace                                                   $     109                        119
     CompositAir                                                        64                         54
     Commercial                                                         39                         36
     NP Aerospace                                                       41                          -
-----------------------------------------------------------------------------------------------------
Total depreciation and amortization                              $     253                        209
-----------------------------------------------------------------------------------------------------

Capital expenditures
     Aerospace                                                   $      52                         75
     CompositAir                                                       179                         16
     Commercial                                                         31                         14
     NP Aerospace                                                       24                          -
-----------------------------------------------------------------------------------------------------
Total capital expenditures                                       $     286                        105
-----------------------------------------------------------------------------------------------------

Total assets
     Aerospace                                                   $   4,632                      5,074
     CompositAir                                                     4,028                      2,645
     Commercial                                                      1,228                      1,195
     NP Aerospace                                                    9,215                          -
     Unallocated corporate                                           2,964                      4,690
-----------------------------------------------------------------------------------------------------
Total assets                                                     $  22,067                     13,604
-----------------------------------------------------------------------------------------------------



The table below presents information related to geographic areas in which Reinhold operated in 1999 and 1998 (in thousands):

                                                            March 31, 1999             March 31, 1998
-----------------------------------------------------------------------------------------------------
Net sales
     United States                                               $   4,756                      4,190
     United Kingdom                                                  3,728                        110
     Switzerland                                                       113                          -
     Germany                                                            35                          -
     Other                                                              56                          -
-----------------------------------------------------------------------------------------------------
Net sales                                                        $   8,688                      4,300
-----------------------------------------------------------------------------------------------------

Total assets
     United States                                               $  12,852                     13,604
     United Kingdom                                                  9,215                          -
-----------------------------------------------------------------------------------------------------
Total assets                                                     $  22,067                     13,604
-----------------------------------------------------------------------------------------------------


                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 1999

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

Comparison of First Quarter 1999 to 1998

      In the first quarter of 1999, net sales increased $4.4 million, or 102%, to $8.7 million, compared to first quarter 1998 sales of $4.3 million. The increase primarily reflects sales of $3.9 million related to the NP Aerospace acquisition in April of 1998. Sales also increased $0.9 million for CompositAir and $0.1 million for Commercial products. However, there was a decrease of $0.5 million in Aerospace product sales.

      Gross profit margin decreased to 25.1% in the first quarter of 1999 compared to 27.3% in the first quarter 1998, primarily due to lower Aerospace sales, whose products have comparatively higher gross margins and the inclusion of NP Aerospace activities (a lower total margin business), partially offset by better production efficiencies at CompositAir. Gross profit margin for Aerospace products decreased to 37.9% in 1999 from 43.3% in 1998. Gross profit margin for CompositAir products increased to 26.1% in 1999 from 17.1% in 1998. Gross profit margin for Commercial products increased to 24.9% in 1999 from 15.0% in 1998. Gross profit margin for NP Aerospace products was 20.0% for the first quarter 1999.

      Selling, general and administrative expenses for the first quarter 1999 were $0.9 million (10.7% of sales) compared to $0.7 million (17.3% of sales) for the same quarter of 1998. S, G & A increases are primarily associated with the costs of the new foreign subsidiary.

      Interest expense, net, in the first quarter of 1999 was $0.01 million compared to interest income of $0.04 million in the first quarter of 1998 due to the interest expense related to the CIT loan.

      Income before income taxes increased to $1.2 million (14.2% of sales) in the first quarter of 1999 from $0.5 million (10.8% of sales) in the same period of 1998, reflecting higher gross margins and lower interest income. Income before income taxes for Aerospace was $0.4 million (28.5% of sales) in 1999 compared to $0.5 million (28.8% of sales) in 1998. Income before income taxes for CompositAir was $0.5 million (18.2% of sales) in 1999 compared with $0.03 million (1.3% of sales) in 1998. Income before income taxes for Commercial was $0.1 million (13.4% of sales) in 1999 compared with a loss in 1998 of $0.01 million. NP Aerospace contributed income before income taxes of $0.4 million, or 9.5% of sales in 1999.

      A tax provision of $0.1 million was recorded in the first quarter of 1999. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of March 31, 1999, working capital was $9.7 million, up $0.8 million from December 31, 1998. Cash and cash equivalents of $5.2 million held at March 31, 1999 were $1.6 million higher than cash and cash equivalents held at December 31, 1998 primarily due to $2.0 million of net cash provided by operating activities offset by $0.3 million spent on capital expenditures. There were no marketable securities held at March 31, 1999.

      Net cash provided by operations amounted to $2.0 million for the three months ended March 31, 1999. Net cash provided by operations amounted to $0.7 million for the comparable period in 1998. The increase over the prior period relates to the increased profitability of the Company.

      Net cash used in investing activities for the three months ended March 31, 1999 totaled $0.3 million and consisted of property and equipment expenditures totaling $0.3 million. Net cash provided by investing activities for the three months ended March 31, 1998 consisted of the maturity of $0.3 million of marketable securities partially offset by property and equipment expenditures totaling $0.1 million.

      Net cash used in financing activities for the three months ended March 31, 1999 totaled $0.1 million and consisted of the payments made on the CIT loan. There were no cash expenditures for financing for the three months ended March 31, 1998.

      Expenditures   in  1999  and  1998  related  to  investing  and  financing activities were financed by existing cash and cash equivalents.

      The Company does not have any current material commitments of capital expenditures at March 31, 1999.

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

Keene Creditors' Trust Schedule 13D Amendment Filing

      On July 27, 1998 The Keene Creditors' Trust, owner of 100% of the Class B Common Stock, filed an amendment, dated July 16, 1998, to their previously filed
Schedule 13D, dated August 12, 1996, with the Securities and Exchange Commission. The purpose of this filing was to announce the retention of HT Capital Advisors, LLC to assist the Trust in determining the value of its shares and the feasibility of a disposition of 100% of those shares for cash. The process to sell has been initiated and several entities have shown interest in the company. Formal due diligence proceedings have begun by one of the prospective purchasers.

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

1999 Outlook

      We expect improved financial results for 1999. Our Aerospace business unit revenue should be higher than our initial pessimistic forecast. CompositAir, which reported record shipments in the first quarter 1999, should continue to excel in the second quarter. The Commercial business unit should report slightly higher sales in 1999. We will also record twelve months of activity for NP Aerospace in 1999 vs. only eight months in 1998. We expect performance in this business unit to exceed our pre-acquisition forecasts.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Year 2000

      Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results before or after the year 2000. In The United States, the Company had anticipated the year 2000 problem in the mid-1980's and therefore created compliant systems. The internal computer systems in the United States are Year 2000 compliant. In the United Kingdom, the Company is in the process of identifying and remediating or replacing any other computer systems and software that may not function correctly in the year 2000. Additionally, the Company is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. The Company's manual assessment of the impact of the year 2000 date change should be complete by mid-1999. The Company believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. The Company's most likely potential risk is a temporary inability of some customers to order and pay on a timely basis, and for the company to receive purchases from their vendors on time. The Company's year 2000 efforts are ongoing and its overall plan will continue to evolve as new information becomes available.

      While the Company anticipates no major interruption in its business activities, it will be dependent, in part, on the ability of third parties to be year 2000 compliant. As of March 31, 1999, amounts spent on the Company's year 2000 program were less than $25,000. The Company currently estimates the cost to remediate both its year 2000 hardware and software issues to be less than $30,000.

      The Company is in the process of assessing the year 2000 readiness of its critical suppliers. We expect this assessment to be completed by the end of the second quarter 1999. At this time, we have not formulated a contingency plan, but expect to have specific contingency plans in place by the end of the third quarter 1999.

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

           None

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


DATE: May 14, 1999

                            By:   /S/ Brett R. Meinsen
                                  Brett R. Meinsen
                                  Vice President - Finance and Administration,
                                  Treasurer and Secretary
                                 (Principal Financial Officer)