Form 10QSB
period 1999-06-30
REINHOLD INDUSTRIES INC/DE/
filed 1999-08-16
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 1999

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

Class A Common Stock, Par Value $.01 - 1,998,956 shares as of August 16, 1999.


Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                                3

Condensed Consolidated Balance Sheets                                          4

Condensed Consolidated Statements of Cash Flows                                5

Notes to Condensed Consolidated Financial Statements                           7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      14


PART II - OTHER INFORMATION                                                   20

SIGNATURES                                                                    22

EXHIBITS                                                                      23



                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                           Three Months Ended
                                                                               June 30,
                                                                     1999                     1998
                                                                    -----                   ------
Net sales                                                          $9,574                   $6,990
Cost of goods sold                                                  6,944                    5,291
                                                                    -----                   ------
Gross profit                                                        2,630                    1,699
Selling, general and administrative expenses                        1,124                    1,041
                                                                    -----                   ------
Operating income                                                    1,506                      658
Interest (expense) income, net                                         30                      (24)
                                                                    -----                   ------
Income before income taxes                                          1,536                      634
Income taxes                                                          173                       13
                                                                    -----                   ------
Net income                                                        $ 1,363                  $   621
                                                                    =====                   ======

Basic and diluted earnings per share                             $   0.68                  $  0.31

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                             Six Months Ended
                                                                               June 30,
                                                                     1999                     1998
                                                                   ------                   ------
Net sales                                                         $18,262                  $11,290
Cost of goods sold                                                 13,460                    8,419
                                                                   ------                   ------
Gross profit                                                        4,802                    2,871
Selling, general and administrative expenses                        2,049                    1,783
                                                                   ------                   ------
Operating income                                                    2,753                    1,088
Interest income, net                                                   20                       12
                                                                   ------                   ------
Income before income taxes                                          2,773                    1,100
Income taxes                                                          301                       27
                                                                   ------                   ------
Net income                                                        $ 2,472                  $ 1,073
                                                                    =====                   ======
Basic and diluted earnings per share                              $  1.24                  $  0.54

Weighted average common shares outstanding                          1,999                    1,999



See accompanying notes to condensed consolidated financial statements



                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                            June 30, 1999       December 31, 1998
                                                            -------------       -----------------
ASSETS
Current assets
  Cash and cash equivalents                                      $  6,053                $  3,622
  Accounts receivable                                               5,555                   4,869
  Inventories                                                       5,333                   4,385
  Other current assets                                                900                     928
                                                                   ------                  ------
Total current assets                                               17,841                  13,804
 Property, plant and equipment, net                                 5,484                   5,476
  Other assets                                                        888                     935
                                                                   ------                  ------
                                                                 $ 24,213                $ 20,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion - long term debt                               $    465                $    454
  Accounts payable                                                  3,821                   2,976
  Accrued expenses                                                  2,724                   1,413
                                                                   ------                  ------
Total current liabilities                                           7,010                   4,843

Long term pension liability                                         2,290                   2,290
Long term debt - less current portion                               1,319                   1,550
Other long term liabilities                                         1,774                   1,834

Stockholders' equity
 Common stock
      Class A  - Authorized: 2,500,000 and 1,480,000
      shares at June 30, 1999 and December 31, 1998,
      respectively. Issued and outstanding: 1,998,956
      and 978,956 shares at June 30, 1999
      December 31, 1998, respectively                                  20                      10
      Class B - Authorized, issued and outstanding:
      1,020,000 shares at December 31, 1998                             -                      10
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  6,658                   4,186
 Accumulated comprehensive loss                                    (2,649)                 (2,299)
                                                                   ------                  ------
Net stockholders' equity                                           11,820                   9,698
                                                                   ------                  ------
                                                                 $ 24,213                $ 20,215
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements





                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                          Six months Ended
                                                                               June 30,
                                                                          ----------------
                                                                     1999                    1998
                                                                    -----                   -----

Cash flow from operating activities:
 Net income                                                       $ 2,472                 $ 1,073
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                                       515                     429
  Foreign currency translation                                       (350)                    (50)
 Changes in assets and liabilities:
  Accounts receivable                                                (686)                    571
  Inventories                                                        (948)                    262
  Other current assets                                                 28                    (242)
  Accounts payable                                                    845                     390
  Accrued expenses                                                  1,311                    (410)
  Other, net                                                          (34)                   (169)
                                                                    -----                   -----
Net cash provided by operating activities                           3,153                   1,854

Cash flow from investing activities:
  Maturity of marketable securities                                     -                     750
  Acquisition by NP Aerospace                                           -                  (3,707)
  Capital expenditures                                               (491)                   (197)
                                                                    -----                   -----
Net cash (used in) investing activities                              (491)                 (3,154)

Cash flow from financing activities:
  Proceeds from long-term debt                                          -                   2,268
  Repayment of long term debt                                        (231)                    (37)
                                                                    -----                   -----
Net cash provided by (used in) financing activities                  (231)                  2,231
                                                                    -----                   -----
Net increase in cash and cash equivalents                           2,431                     931
Cash and cash equivalents, beginning of period                      3,622                   2,419
                                                                    -----                   -----
Cash and cash equivalents, end of period                          $ 6,053                $  3,350
                                                                    =====                   =====
Cash paid during period for:
  Income taxes                                                    $     -                $     24
  Interest                                                        $    88                $     26


See accompanying notes to condensed consolidated financial statements

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiary ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 1999 presentation. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 1999.

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

The excess of the fair value of the net identifiable assets acquired over the purchase price has been allocated to fixed assets as follows (in thousands):

      Working capital                                          $3,360
      Severance costs                                            (403)
                                                                -----
                                                                2,957
      Cash paid                                                 3,707
                                                                -----
      Excess over cost allocated to property,
      plant and equipment                                      $  750
                                                                =====
The pro forma unaudited results of operations for the three and six months ended June 30, 1998, assuming consummation of the purchase as of January 1, 1998 are as follows (in thousands, except earnings per share data):

                                                             Three Months           Six Months
                                                                Ended                  Ended
                                                            June 30, 1998          June 30, 1998
                                                            -------------          -------------

      Net sales                                                $7,698                 $16,212
      Net income                                               $  687                 $ 1,205
      Basic and diluted earnings per share                     $ 0.34                 $  0.60

CHANGE IN CONTROL

         On May 21, 1999, pursuant to a Stock Purchase Agreement, dated May 18, 1999, between Keene Creditors Trust (the "Trust"), the holder of all of the outstanding shares of the Class B Common Stock of Reinhold Industries, Inc. (the "Company") and Reinhold Enterprises, Inc., a newly formed Indiana corporation ("REI"), the Trust sold 997,475 shares of Class B Common Stock owned by it to certain purchasers designated by REI (the "Purchasers") at a purchase price of $9.00 per share. These shares represent approximately 49.9% of the outstanding common stock of the Company. Pursuant to the Company's Certificate of Incorporation, upon consummation of the sale of the shares to the Purchasers, all of the 1,020,000 outstanding shares of Class B Common Stock (including those retained by the Trust) were automatically converted into 1,020,000 shares of Class A Common Stock, and at the next meeting of the stockholders of the Company called for that purpose, the holders of the Class A Common Stock, voting as a class, will be entitled to elect all of the directors of the Company. Prior to the sale, the Trust, as the holder of all of the Class B Common Stock, was entitled to elect two directors, and the holders of the Class A Common Stock were entitled to elect one director. In connection with the Stock Purchase Agreement, the amount of authorized Class A Common Stock changed from 1,480,000 shares to 2,500,000 shares.

         The Purchasers designated by REI are Massachusetts Mutual Life Insurance Company, MassMutual High Yield Partners II LLC, MassMutual Corporate Value Partners Limited , Ralph R. Whitney, Jr. , Glenn Scolnik, Forrest E. Crisman, Jr., Andrew McNally, IV, Ward S. McNally, Andrew Management IV, L.P., BJR Management, L.P. and ECM Management, L.P. Messrs. Whitney, Scolnik, Crisman,
A. McNally and W. McNally are directors and officers of Hammond Kennedy Whitney & Company, Inc., a private equity firm ("HKW"). Each of the Purchasers paid for the shares purchased using his or its own available funds.

         The sale of shares to the Purchasers constitutes an "ownership shift" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 limits the utilization of net operating loss carryforwards upon certain accumulations of stock of corporate issuers. Additional purchases of shares by the Purchasers prior to May 22, 2002, or purchases of shares by other shareholders that result in those shareholders owning more than 5% of the outstanding Common Stock of the Company prior to May 22, 2002, may result in significant limitations on the Company's ability to utilize its net operating loss carryforwards to offset its future income for federal income tax purposes.

         The stock purchase agreement provides that it was a condition to the closing of the sale of the shares that Lawrence H. Diamond and Robert B. Steinberg, the members of the Board of Directors elected by the Trust (as the sole holder of Class B Common Stock), resign as directors. Messrs. Diamond and Steinberg resigned as directors on May 21, 1999. On June 3, 1999, Ralph R. Whitney, Jr. and Andrew McNally IV were appointed by the remaining director, Michael T. Furry, as successor directors. The Board of Directors of the Company now consists of: Michael T. Furry, Ralph R. Whitney, Jr., and Andrew McNally IV.

STOCK INCENTIVE PLAN

         On July 31, 1996, the Company established the Reinhold Stock Incentive Plan for key employees. The Reinhold Stock Incentive Plan permits the grant of stock options, stock appreciation rights and restricted stock. The total number of shares of stock subject to issuance under the Reinhold Stock Incentive Plan may not exceed 100,000. The maximum number of shares of stock with respect to which options or stock appreciation rights may be granted to any eligible employee during the term of the Reinhold Stock Incentive Plan may not exceed 10,000. The shares to be delivered under the Reinhold Stock Incentive Plan may consist of authorized but unissued stock or treasury stock, not reserved for any other purpose. All other terms and conditions of the Reinhold Stock Incentive Plan can be found on Form S-8 filed with the Securities and Exchange Commission on November 10, 1997.

         On June 3, 1999, the Compensation Committee of the Board of Directors granted 73,000 stock options to key employees at an option price of $8.25 per share, the prevailing market rate on that date. Mr. Michael T. Furry, President and CEO, received 10,000 options and Mr. Brett R. Meinsen, Vice President - Finance, Secretary/Treasurer, received 8,000 options. The remaining 55,000 options were granted to other non-officer/director employees. The options shall not be exercisable in whole or in part until after June 3, 2002 and expire 10 years from the date of grant.

         On June 3, 1999, the Compensation Committee of the Board of Directors approved and adopted the Reinhold Industries, Inc. Stock Option Agreement (the "Agreement") by and between the Company and Michael T. Furry, granting Mr. Furry the option, effective June 3, 1999, to acquire up to 90,000 shares of Class A common stock of the Company at fair market value at that date ($8.25 per share). Terms of the Agreement are equivalent to those in the Reinhold Stock Incentive Plan.

         There were no dilutive effects on earnings per share in either the three or six month period ending June 30, 1999.

REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. The difference between net income and total comprehensive income during the six months ended June 30, 1999 and 1998 was a loss on foreign currency translation of $350,000 and $50,000, respectively.

COMPUTER SOFTWARE COSTS

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company adopted SOP 98-1 effective January 1, 1999.The adoption of SOP 98-1 did not have a significant impact on the Company's operating results.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 modifies the accounting for derivatives and hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 by one year. At this time, the Company does not expect the adoption of SFAS No. 133 to have a significant impact on its financial position or results of operations.


INCOME TAXES

      Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

LONG TERM DEBT

      On April 22, 1998, the Company borrowed $2,268,000 from The CIT Group Credit/Finance ("CIT") to fund a portion of the purchase consideration due to Courtaulds Aerospace. The Company had previously entered into a Five Year Loan and Security Agreement with CIT in the amount of Four Million Dollars ($4,000,000). The term portion of the loan ($2,268,000) is payable in equal monthly principal payments of $37,800 plus interest at prime plus 1.75% and is secured by fixed assets and land. The remainder of the CIT credit facility is a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000), which has not been used as of April 15, 1999.

      On April 16, 1999, the Company repaid the outstanding loan with the CIT Group Credit/Finance through a refinancing with Bank of America National Trust and Savings Association ("B of A") and cancelled the revolver. The new credit facility with B of A is a term loan in the amount of $1,861,478 payable in 48 equal monthly principal installments of $38,780 plus interest at a rate which approximates LIBOR plus 1.75% and is secured by fixed assets.

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

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY

      The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiary are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of income is translated at the average exchange rate in effect during the period being reported. Exchange differences arise mainly from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity. The exchange rate at June 30, 1999 and 1998 was $1.58 and $1.66 for the condensed consolidated balance sheet and $1.61 and $1.65 for the condensed consolidated statement of income, respectively.

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

                                                             June 30, 1999               June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                                    $  2,280                      3,185
     CompositAir                                                     6,556                      4,559
     Commercial                                                      1,222                      1,013
     NP Aerospace                                                    8,204                      2,533
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                       $ 18,262                     11,290
-----------------------------------------------------------------------------------------------------------------------------------

Income before interest and income taxes
     Aerospace                                                    $    511                        847
     CompositAir                                                     1,445                        144
       Commercial                                                      147                         28
     NP Aerospace                                                      868                        242
     Unallocated corporate expenses                                   (218)                      (173)
------------------------------------------------------------------------------------------------------------------------------------
Total income before interest and income taxes                     $  2,753                      1,088
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization
     Aerospace                                                    $    222                        237
     CompositAir                                                       133                        108
     Commercial                                                         78                         72
     NP Aerospace                                                       82                         12
------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                               $    515                        429
------------------------------------------------------------------------------------------------------------------------------------

Capital expenditures
     Aerospace                                                    $     64                        108
     CompositAir                                                       270                         16
     Commercial                                                         31                         46
     NP Aerospace                                                      126                         27
------------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                                        $    491                        197
------------------------------------------------------------------------------------------------------------------------------------

Total assets
     Aerospace                                                    $  4,483                      4,916
     CompositAir                                                     4,369                      2,615
     Commercial                                                      1,265                      1,266
     NP Aerospace                                                   10,317                      6,493
     Unallocated corporate                                           3,779                      4,925
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 24,213                     20,215
------------------------------------------------------------------------------------------------------------------------------------

The table below presents information related to geographic areas in which Reinhold operated in 1999 and 1998 (in thousands):

                                                             June 30, 1999               June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     United States                                                 $ 9,036                      7,290
     United Kingdom                                                  7,935                      2,528
     Switzerland                                                       244                          -
     Germany                                                           969                      1,353
     Other                                                              78                        119
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $18,262                     11,290
------------------------------------------------------------------------------------------------------------------------------------

Total assets
     United States                                                 $13,896                     13,722
     United Kingdom                                                 10,317                      6,493
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $24,213                     20,215
------------------------------------------------------------------------------------------------------------------------------------

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  June 30, 1999

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

Comparison of Second Quarter 1999 to 1998

      In the second quarter of 1999, net sales increased $2.6 million, or 37%, to $9.6 million, compared to second quarter 1998 sales of $7.0 million. Sales increased by $1.8 million at NP Aerospace, due mainly to the acquisition in late April 1998. CompositAir enjoyed a record quarter with sales increasing by $1.1 million or 47%. This increase reflects heavy orders booked in the fourth quarter of 1998. Sales also increased $0.1 million for Commercial products. However, there was a decrease of $0.4 million in Aerospace product sales.

      Gross profit margin increased to 27.5% in the second quarter of 1999 compared to 24.3% in the second quarter 1998 primarily due to higher CompositAir sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Compositair products increased from 20.0% in 1998 to 35.5% in 1999. Gross profit margin for Aerospace products decreased to 31.2% in 1999 from 40.5% in 1998. Gross profit margin for Commercial products increased to 23.6% in 1999 from 20.9% in 1998. Gross profit margin for NP Aerospace products increased to 20.6% in 1999 from 19.9% in 1998.

     Selling, general and administrative expenses for the second quarter 1999 were $1.1 million (11.7% of sales) compared to $1.0 million (14.9% of sales) for the same quarter of 1998.

     Interest income, net, in the second quarter of 1999 was $0.03 million compared to interest expense of $0.02 million in the second quarter of 1998 due to higher cash balances.

      Income before income taxes increased to $1.5 million (16.0% of sales) in the second quarter of 1999 from $0.6 million (9.1% of sales) in the same period of 1998, reflecting higher sales and gross margins. Income before income taxes for Aerospace was $0.2 million (15.0% of sales) in 1999 compared to $0.4 million (24.0% of sales) in 1998. Income before income taxes for CompositAir was $0.9 million (25.3% of sales) in 1999 compared with $0.1 million (4.8% of sales) in 1998. Income before income taxes for Commercial was $0.1 million (10.8% of sales) in 1999 compared with $0.04 million (6.4% of sales) in 1998. Income before income taxes for NP Aerospace was $0.5 million (11.3% of sales) in 1999 compared with $0.2 million (7.7% of sales) in 1998.

      A tax provision of $0.2 million was recorded in the second quarter of 1999. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of First Six Months 1999 to 1998

      In the first six months of 1999, net sales increased $7.0 million, or 62%, to $18.3 million, compared to the first six months 1998 sales of $11.3 million. Sales increased by $5.7 million at NP Aerospace, due mainly to the acquisition in late April 1998. CompositAir enjoyed a record first half of 1999 with sales increasing by $2.0 million or 44%. This increase reflects heavy orders booked in the fourth quarter of 1998. Sales also increased $0.2 million for Commercial products. However, there was a decrease of $0.9 million in Aerospace sales due to lost business and sales shifting to subsequent quarters.

      Gross profit margin increased to 26.3% in the first six months of 1999 compared to 25.4% in the first six months of 1998 primarily due to higher CompositAir sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Aerospace products decreased to 34.9% in 1999 from 41.9% in 1998. Gross profit margin for Commercial products increased to 24.2% in 1999 from 18.4% in 1998. Gross profit margin for NP Aerospace products increased to 20.3% in 1999 from 19.9% in 1998.

     Selling, general and administrative expenses for the first six months of 1999 were $2.0 million (11.2% of sales) compared to $1.8 million (15.8% of sales) for the first six months of 1998.

      Interest income, net, in the first six months of 1999 was $0.02 million compared to interest income, net of $0.01 million in the second quarter of 1998 due to higher cash balances.

      Income before income taxes increased to $2.8 million (15.2% of sales) in the first six months of 1999 from $1.1 million (9.5% of sales) in the same period of 1998, reflecting higher sales and gross margins. Income before income taxes for Aerospace was $0.5 million (22.4% of sales) in 1999 compared to $0.8 million (26.6% of sales) in 1998. Income before income taxes for CompositAir was $1.4 million (22.0% of sales) in 1999 compared with $0.1 million (3.2% of sales) in 1998. Income before income taxes for Commercial was $0.1 million (12.0% of sales) in 1999 compared with $0.03 million (2.8% of sales) in 1998. Income before income taxes for NP Aerospace was $0.8 million (10.1% of sales) in 1999 compared with $0.2 million (7.7% of sales) in 1998.

      A tax provision of $0.3 million was recorded in the first six months of 1999. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of June 30, 1999, working capital was $10.8 million, up $1.8 million from December 31, 1998. Cash and cash equivalents of $6.1 million held at June 30, 1999 were $2.4 million higher than cash and cash equivalents held at December 31, 1998 primarily due to $3.2 million of net cash provided by operating activities offset by $0.5 million spent on capital expenditures and repayment of $0.2 of long-term debt. There were no marketable securities held at June 30, 1999.

      Net cash provided by operations amounted to $3.2 million for the six months ended June 30, 1999. Net cash provided by operations amounted to $1.9 million for the comparable period in 1998. The increase over the prior period relates to the increased profitability of the Company.

      Net cash used in investing activities for the six months ended June 30, 1999 totaled $0.5 million and consisted of property and equipment expenditures totaling $0.5 million. Net cash used in investing activities for the six months ended June 30, 1998 consisted of the maturity of $0.8 million of marketable securities offset by the purchase of certain assets and the assumption of certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 for $3.7 million and property and equipment expenditures totaling $0.2 million.

      Net cash used in financing activities for the six months ended June 30, 1999 totaled $0.2 million and consisted of the payments made on the CIT and B of A loans. Net cash provided by financing activities for the six months ended June 30, 1998 totaled $2.2 million and consisted primarily of $2.3 million of proceeds from the CIT loan.

      Expenditures   in  1999  and  1998  related  to  investing  and  financing activities were financed by existing cash and cash equivalents and proceeds from the CIT loan.

      The Company does not have any current material commitments of capital expenditures at June 30, 1999.

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

On April 16, 1999, the Company repaid the outstanding loan with the CIT Group Credit/Finance through a refinancing with Bank of America National Trust and Savings Association ("B of A") and cancelled the revolver. The new credit facility with B of A is a term loan in the amount of $1,861,478 payable in 48 equal monthly principal installments of $38,780 plus interest at a rate which approximates LIBOR plus 1.75% and is secured by fixed assets.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements.

Change in Control

      On May 21, 1999, pursuant to a Stock Purchase Agreement dated May 18, 1999, between Keene Creditors Trust (the "Trust"), the holder of all of the outstanding shares of the Class B Common Stock of Reinhold Industries, Inc. (the "Company") and Reinhold Enterprises, Inc., a newly formed Indiana corporation ("REI"), the Trust sold 997,475 shares of Class B Common Stock owned by it to certain purchasers designated by REI (the "Purchasers") at a purchase price of $9.00 per share. These shares represent approximately 49.9% of the outstanding common stock of the Company.

      This transaction is more fully described in the accompanying Notes to Consolidated Financial Statements and on Form 8-K filed with the Securities and Exchange Commission on June 7, 1999.

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

1999 Outlook

      We expect exceptional financial performance for 1999. Our Aerospace business unit revenues should increase significantly versus our initial 1999 forecast due to the unpredictability of military contract awards. The Commercial business unit should report slightly higher sales in 1999 versus 1998. We will also record twelve months of activity for NP Aerospace in 1999 versus only eight months in 1998. We expect performance in this business unit to continue to exceed our pre-acquisition forecasts. CompositAir revenues and profitability, which were records in the first and second quarter 1999, should decline in the second half of 1999 due to the fulfillment of unusually high levels of orders booked in the fourth quarter of 1998.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Year 2000

      Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results before or after the year 2000. In the United States, the Company had anticipated the year 2000 problem in the mid-1980's and therefore created compliant systems. The internal computer systems in the United States are Year 2000 compliant. In the United Kingdom, the Company is in the process of identifying and remediating or replacing any other computer systems and software that may not function correctly in the year 2000. Additionally, the Company is planning a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. The Company's manual assessment of the impact of the year 2000 date change should be complete by the end of the third quarter 1999. The Company believes that it will be able to identify, and, if necessary, modify or replace such systems and software before any year 2000 associated problems. No assurances can be given that such modification and replacement will be completed before any year 2000 associated problems arise or that costs arising from unanticipated problems will not have a material adverse effect on the Company. The Company's most likely potential risk is a temporary inability of some customers to order and pay on a timely basis, and for the company to receive purchases from their vendors on time. The Company's year 2000 efforts are ongoing and its overall plan will continue to evolve as new information becomes available.

      While the Company anticipates no major interruption in its business activities, it will be dependent, in part, on the ability of third parties to be year 2000 compliant. As of June 30, 1999, amounts spent on the Company's year 2000 program were less than $25,000. The Company currently estimates the cost to remediate both its year 2000 hardware and software issues to be less than $30,000.

      The Company is in the process of assessing the year 2000 readiness of its critical suppliers. We expect this assessment to be completed by the end of the third quarter 1999. At this time, we have not formulated a contingency plan, but expect to have specific contingency plans in place by the end of the third quarter 1999.

                           PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

                  On April 30, 1999, the Annual Meeting of Stockholders of Reinhold Industries, Inc. was held at its offices at 12827 East Imperial Highway, Santa Fe Springs, California for the purpose of 1) electing one member of the Board of Directors for Class A Common Stockholders and two members of the Board of Directors for Class B Common Stockholders , and 2 )transacting any other business as may properly come before the meeting.

               Mr. Michael T. Furry received 756,877 votes for and 624 votes against and was elected as the one member of the Board of Directors representing the Class A Common Stockholders. Mr. Lawrence H. Diamond and Mr. Robert B. Steinberg both received 1,020,000 votes for and 0 votes against and were elected as the two members of the Board of Directors representing the Class B Common Stockholders. No other issues were voted on at the meeting.

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

    10.1 Management Agreement between Reinhold Industries, Inc. and Hammond, Kennedy, Whitney & Company, Inc. dated May 31, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

    10.2   Stock Option Agreement between Reinhold Industries, Inc. and  Michael
           T. Furry dated June 3, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.(Confidential Treatment for portions of the Agreement to be Requested)

    10.3 Stock Price Deficiency Payment Agreement between Reinhold Industries, Inc. and various Stockholders dated June 16, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

     27    Financial Data Schedule

           b. Reports on Form 8-K

           On June 7, 1999, the Company filed Form 8-K, dated May 21, 1999, with the Commission describing the Change in Control related to the sale of 997,475 shares of Class B Common Stock.

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


DATE: August 16, 1999

                           By:      /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)