Form 10QSB
period 1999-09-30
REINHOLD INDUSTRIES INC/DE/
filed 1999-11-15
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 1999

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

Class A Common Stock,Par Value $0.01 - 1,998,956 shares as of November 10, 1999.


Transitional Small Business Disclosure Format (Check one):

                                YES [ ] NO [ X ]

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                                3

Condensed Consolidated Balance Sheets                                          5

Condensed Consolidated Statements of Cash Flows                                6

Notes to Condensed Consolidated Financial Statements                           7

Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      15


PART II - OTHER INFORMATION                                                   21

SIGNATURES                                                                    22

EXHIBITS                                                                      23



                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            September 30,
                                                                    1999                     1998
                                                                   ------                    -----
Net sales                                                         $11,659                   $6,859
Cost of goods sold                                                  8,417                    5,317
                                                                    -----                    -----

Gross profit                                                        3,242                    1,542
Selling, general and administrative expenses                        1,303                    1,180
                                                                   ------                   ------

Operating income                                                    1,939                      362
Interest (expense) income, net                                         26                      (17)
                                                                   ------                   -------

Income before income taxes                                          1,965                      345
Income taxes                                                          300                       51
                                                                   ------                   ------

Net income                                                        $ 1,665                  $   294
                                                                   ======                   =======


Basic earnings per share                                         $   0.83                  $  0.14
Diluted earnings per share                                       $   0.82                  $  0.14

Weighted average common shares outstanding - basic                  1,999                    1,999
Weighted average common shares outstanding - diluted                2,025                    1,999


See accompanying notes to condensed consolidated financial statements





                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                    1999                     1998
                                                                   ------                   ------
Net sales                                                         $29,921                  $18,149
Cost of goods sold                                                 21,877                   13,736
                                                                   ------                   ------

Gross profit                                                        8,044                    4,413
Selling, general and administrative expenses                        3,352                    2,963
                                                                   ------                   ------

Operating income                                                    4,692                    1,450
Interest (expense) income, net                                         46                       (5)
                                                                   ------                    ------

Income before income taxes                                          4,738                    1,445
Income taxes                                                          601                       78
                                                                   ------                   ------

Net income                                                        $ 4,137                  $ 1,367
                                                                   ======                   =======


Basic earnings per share                                         $   2.07                  $  0.68
Diluted earnings per share                                       $   2.07                  $  0.68

Weighted average common shares outstanding - basic                  1,999                    1,999
Weighted average common shares outstanding - diluted                2,001                    1,999


See accompanying notes to condensed consolidated financial statements




                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                       September 30, 1999       December 31, 1998
                                                       ------------------       -----------------
ASSETS
Current assets
  Cash and cash equivalents                                      $  6,833                 $ 3,622
  Accounts receivable                                               5,833                   4,869
  Inventories                                                       4,494                   4,385
  Other current assets                                              1,305                     928
                                                                  -------                   -----
Total current assets                                               18,465                  13,804
 Property, plant and equipment, net                                 5,557                   5,476
 Other assets                                                         855                     935
                                                                  -------                  ------
                                                                 $ 24,877                $ 20,215
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion - long term debt                             $      465               $     454
  Accounts payable                                                  3,133                   2,976
  Accrued expenses                                                  2,233                   1,413
                                                                   ------                  ------
Total current liabilities                                           5,831                   4,843

Long term pension liability                                         2,290                   2,290
Long term debt - less current portion                               1,202                   1,550
Other long term liabilities                                         1,771                   1,834

Stockholders' equity
 Common stock
      Class A  - Authorized: 2,500,000 and 1,480,000
      shares at September 30, 1999 and December 31, 1998,
      respectively. Issued and outstanding: 1,998,956
      and 978,956 shares at September 30, 1999 and
      December 31, 1998, respectively                                  20                      10
      Class B - Authorized, issued and outstanding:
      1,020,000 shares at December 31, 1998                             -                      10
 Additional paid-in capital                                         7,791                   7,791
 Retained earnings                                                  8,323                   4,186
 Accumulated comprehensive loss                                    (2,351)                 (2,299)
                                                                   ------                 -------
Net stockholders' equity                                           13,783                   9,698
                                                                   ------                  ------
                                                                 $ 24,877                $ 20,215
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements






                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                        Nine months Ended
                                                                           September 30,
                                                                     1999                    1998
                                                                    -----                   -----
Cash flow from operating activities:
 Net income                                                       $ 4,137                 $ 1,367
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                                       774                     653
  Foreign currency translation                                        (52)                     62
 Changes in assets and liabilities:
  Accounts receivable                                                (964)                    565
  Inventories                                                        (109)                     63
  Other current assets                                               (377)                   (435)
  Accounts payable                                                    157                     860
  Accrued expenses                                                    757                    (124)
  Other, net                                                          (60)                   (181)
                                                                   ------                 -------
Net cash provided by operating activities                           4,263                   2,830
                                                                   ------                 -------

Cash flow from investing activities:
  Maturity of marketable securities                                     -                     750
  Acquisition by NP Aerospace                                           -                  (3,707)
  Capital expenditures                                               (715)                   (634)
                                                                   ------                 -------
Net cash (used in) investing activities                              (715)                 (3,591)
                                                                   ------                 -------

Cash flow from financing activities:
  Proceeds from long-term debt                                          -                   2,268
  Repayment of long term debt                                        (337)                   (151)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                  (337)                  2,117
                                                                   ------                  ------

Net increase in cash and cash equivalents                           3,211                   1,356
Cash and cash equivalents, beginning of period                      3,622                   2,419
                                                                   ------                  ------
Cash and cash equivalents, end of period                          $ 6,833                 $ 3,775
                                                                   ======                  ======

Cash paid during period for:
  Income taxes                                                    $     -                 $    38
  Interest                                                        $   108                 $    84


See accompanying notes to condensed consolidated financial statements

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiary ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aerospace industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 1999 presentation. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 26, 1999.

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
                                                               ======

The pro forma unaudited results of operations for the three and nine months ended September 30, 1998, assuming consummation of the purchase as of January 1, 1998 are as follows (in thousands, except earnings per share data):

                                                            Three Months            Nine Months
                                                                Ended                  Ended
                                                       September 30, 1998     September 30, 1998
                                                       ------------------     ------------------

      Net sales                                                $8,729                 $23,071
      Net income                                               $1,250                 $ 1,499
      Basic and diluted earnings per share                     $ 0.63                 $  0.75

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

     The Purchasers designated by REI are Massachusetts Mutual Life Insurance Company, MassMutual High Yield Partners II LLC, MassMutual Corporate Value Partners Limited, Ralph R. Whitney, Jr., Glenn Scolnik, Forrest E. Crisman, Jr., Andrew McNally, IV, Ward S. McNally, Andrew Management IV, L.P., BJR Management, L.P. and ECM Management, L.P. Messrs. Whitney, Scolnik, Crisman, A. McNally and
W. McNally are directors and officers of Hammond Kennedy Whitney & Company, Inc., a private equity firm ("HKW"). Each of the Purchasers paid for the shares purchased using his or its own available funds.

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

         On June 3, 1999, the Board of Directors approved and adopted the Reinhold Industries, Inc. Stock Option Agreement (the "Agreement") by and between the Company and Michael T. Furry, granting Mr. Furry the option, effective June 3, 1999, to acquire up to 90,000 shares of Class A common stock of the Company at fair market value at that date ($8.25 per share). Terms of the Agreement are equivalent to those in the Reinhold Stock Incentive Plan.

     The dilutive effects on earnings per share for the three and nine month period ending September 30, 1999 were $0.01 and $0.00, respectively.

EARNINGS PER COMMON SHARE

SFAS No. 128 replaces Accounting Principles Board ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

Options to purchase 157,000 shares of common stock at $8.25 were outstanding during the three and nine-month period ended September 30, 1999. For the three and nine-month period ended September 30, 1999, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic and diluted weighted average shares are as follows:

                                                                              Three Months Ended
                                                                                 September 30,
                                                                          1999                     1998
                                                                        --------                 --------
Net income                                                            $1,665,000              $   294,000
                                                                       =========                =========

Weighted average shares used in basic computation                      1,998,956                1,998,956
Dilutive stock options                                                    26,308                       --
                                                                       ---------                ---------
  Weighted average shares used for diluted calculation                 2,025,264                1,998,956
                                                                       =========                =========




                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          1999                     1998
                                                                        --------                 --------
Net income                                                            $4,137,000              $ 1,367,000
                                                                       =========                =========

Weighted average shares used in basic computation                      1,998,956                1,998,956
Dilutive stock options                                                     2,015                       --
                                                                       ---------                ---------
  Weighted average shares used for diluted calculation                 2,000,971                1,998,956
                                                                       =========                =========


REPORTING COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 also permits an entity to report a total for comprehensive income in the notes to the interim financial statements. The difference between net income and total comprehensive income during the nine months ended September 30, 1999 and 1998 was a loss on foreign currency translation of $52,000 and a gain on foreign currency translation of $62,000, respectively.

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

FOREIGN CURRENCY

      The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiary are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of income is translated at the average exchange rate in effect during the period being reported. Exchange differences arise mainly from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity. The exchange rate at September 30, 1999 and 1998 was $1.66 and $1.70 for the condensed consolidated balance sheet and $1.61 and $1.65 for the condensed consolidated statement of income, respectively.

OPERATING SEGMENTS

      The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. SFAS No. 131 established new standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. The Company generates revenues from two operating segments: United States and United Kingdom. Management has determined these to be Reinhold's operating segments based upon the nature of their products. The United States produces a variety of composite products in three main product categories. Aerospace manufactures products mainly for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. Commercial manufactures lighting housings and pool filters. The United Kingdom includes NP Aerospace, our subsidiary located in Coventry, England, and produces products for law enforcement, lighting, military, automotive and commercial aircraft.

      The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                        September 30, 1999          September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     United States                                                $ 15,584                     12,654
     United Kingdom                                                 14,337                      5,495
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                       $ 29,921                     18,149
------------------------------------------------------------------------------------------------------------------------------------

Income before interest and income taxes
     United States                                                $  3,297                      1,499
     United Kingdom                                                  1,761                        320
     Unallocated corporate expenses                                   (366)                      (271)
------------------------------------------------------------------------------------------------------------------------------------
Total income before interest and income taxes                     $  4,692                      1,450
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization
     United States                                                $    652                        516
     United Kingdom                                                    122                         30
------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                               $    774                        546
------------------------------------------------------------------------------------------------------------------------------------

Capital expenditures
     United States                                                $    470                        401
     United Kingdom                                                    245                        233
------------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                                        $    715                        634
------------------------------------------------------------------------------------------------------------------------------------

Total assets
     United States                                                $ 15,659                     12,095
     United Kingdom                                                  9,218                      7,355
------------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                 $ 24,877                     19,450
------------------------------------------------------------------------------------------------------------------------------------


The table below presents information related to geographic areas in which Reinhold operated in 1999 and 1998 (in thousands):

                                                        September 30, 1999          September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     United States                                                $ 13,976                     10,790
     United Kingdom                                                 12,526                      5,535
     Switzerland                                                       244                          -
     Germany                                                         1,558                      1,777
     Africa                                                          1,381                          -
     Other                                                             236                         47
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 29,921                     18,149
------------------------------------------------------------------------------------------------------------------------------------

SUBSEQUENT EVENT

      On October 20, 1999, a Special Meeting of Stockholders of the Corporation was held to consider and vote on the following proposals:

         1. To amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock of the Corporation from 2,500,000 shares to 50,000,000 shares by
         (a) increasing the number of authorized shares of Class A New Common Stock, par value $.01 per share (the "Class A Common Stock" or "Common Stock") from 2,500,000 shares to 45,000,000 shares, and (b) authorizing a class of preferred stock, consisting of 5,000,000 authorized shares (the "Preferred Stock"), for which the Board of Directors will have authority to establish the rights and preferences of any series prior to the issuance of any such series and to issue such Preferred Stock in one or more series, without further approval of stockholders of the Company;

         2. To amend the Company's Amended and Restated By-laws to increase the size of the Board of Directors to between three and ten directors, with the exact number to be determined from time to time by vote of a majority of the Board of Directors;

         3. To approve and ratify the Company's Management Agreement with Hammond, Kennedy, Whitney & Company, Inc., a private equity firm.

      All proposals were approved by majority vote of the stockholders.

                    REINHOLD INDUSTRIES, INC. AND SUBSIDIARY

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               September 30, 1999

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

Comparison of Third Quarter 1999 to 1998

      In the third quarter of 1999, net sales increased $4.8 million, or 70%, to $11.7 million, compared to third quarter 1998 sales of $6.9 million. Sales increased by $3.2 million at NP Aerospace, due mainly to sales of armored vehicles. In the United States, CompositAir enjoyed another record quarter with sales increasing by $1.2 million or 58%. This increase reflects heavy orders booked in the fourth quarter of 1998. Sales also increased $0.1 million for Commercial products and $0.3 million in Aerospace.

      Gross profit margin increased to 27.8% in the third quarter of 1999 compared to 22.5% in the third quarter 1998 primarily due to higher sales across all product lines and the resulting absorption of fixed overhead expenses. Gross profit margin in the United States increased to 32.8% in 1999 from 26.5% in 1998. Gross profit margin for the United Kingdom increased to 23.3% in 1999 from 17.2% in 1998.

     Selling, general and administrative expenses for the third quarter 1999 were $1.3 million (11.2% of sales) compared to $1.2 million (17.2% of sales) for the same quarter of 1998.

      Interest income, net, in the third quarter of 1999 was $0.03 million compared to interest expense of $0.02 million in the third quarter of 1998 due to higher cash balances and a lower interest rate on the term loan.

      Income before income taxes increased to $2.0 million (16.9% of sales) in the third quarter of 1999 from $0.3 million (5.0% of sales) in the same period of 1998, reflecting higher sales and gross margins. Income before income taxes and unallocated corporate expenses for the United States was $1.3 million (22.6% of sales) in 1999 compared to $0.4 million (10.6% of sales) in 1998. Income before income taxes and unallocated corporate expenses for the United Kingdom was $0.9 million (14.1% of sales) in 1999 compared with $0.03 million (1.0% of sales) in 1998.

      A tax provision of $0.3 million was recorded in the third quarter of 1999. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of First Nine Months 1999 to 1998

      In the first nine months of 1999, net sales increased $11.8 million, or 65%, to $29.9 million, compared to the first nine months 1998 sales of $18.1 million. Sales increased by $8.8 million at NP Aerospace, due mainly to the acquisition date of April 1998 (nine months sales in 1999 vs. five months sales in 1998) and armored vehicle sales. In the United States, CompositAir enjoyed a record first nine months of 1999 with sales increasing by $3.2 million or 48%. This increase reflects heavy orders booked in the fourth quarter of 1998. Sales also increased $0.4 million for Commercial products. However, there was a decrease of $0.6 million in Aerospace sales due to lost business and sales shifting to subsequent quarters.

      Gross profit margin increased to 26.9% in the first nine months of 1999 compared to 24.3% in the same period in 1998 primarily due to higher sales across all product lines and the resulting absorption of fixed overhead expenses. Gross profit margin in the United States increased to 31.8% in 1999 from 26.9% in 1998. Gross profit margin for the United Kingdom increased to 21.6% in 1999 from 18.4% in 1998.

      Selling, general and administrative expenses for the first nine months of 1999 were $3.4 million (11.2% of sales) compared to $3.0 million (16.3% of sales) for the first nine months of 1998. 1998 includes NP Aerospace expenses from the acquisition date (April) through September.

     Interest income, net, in the first nine months of 1999 was $0.05 million compared to $0.01 million in the same period in 1998 due to higher cash balances and a lower interest rate on the term loan.

      Income before income taxes increased to $4.7 million (15.8% of sales) in the first nine months of 1999 from $1.4 million (8.0% of sales) in the same period of 1998, reflecting higher sales and gross margins. Income before income taxes and unallocated corporate expenses for the United States was $3.4 million (21.9% of sales) in 1999 compared to $1.5 million (11.8% of sales) in 1998. Income before income taxes and unallocated corporate expenses for the United Kingdom was $1.7 million (11.8% of sales) in 1999 compared with $0.2 million (4.1% of sales) in 1998.

      A tax provision of $0.6 million was recorded in the first nine months of 1999. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of September 30, 1999, working capital was $12.6 million, up $3.7 million from December 31, 1998. Cash and cash equivalents of $6.8 million held at September 30, 1999 were $3.2 million higher than cash and cash equivalents held at December 31, 1998 primarily due to $4.3 million of net cash provided by operating activities offset by $0.7 million spent on capital expenditures and repayment of $0.3 of long-term debt. There were no marketable securities held at September 30, 1999.

      Net cash provided by operations amounted to $4.3 million for the nine months ended September 30, 1999. Net cash provided by operations amounted to $2.8 million for the comparable period in 1998. The increase over the prior period relates to the increased profitability of the Company.

      Net cash used in investing activities for the nine months ended September 30, 1999 totaled $0.7 million and consisted of property and equipment expenditures. Net cash used in investing activities for the nine months ended September 30, 1998 consisted of the maturity of $0.8 million of marketable securities offset by the purchase of certain assets and the assumption of certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 for $3.7 million and property and equipment expenditures totaling $0.6 million.

      Net cash used in financing activities for the nine months ended September 30, 1999 totaled $0.3 million and consisted of the payments made on the CIT and B of A loans. Net cash provided by financing activities for the nine months ended September 30, 1998 totaled $2.12 million and consisted of $2.3 million of proceeds from the CIT loan offset by $0.1 million repayment of long-term debt.

      Expenditures   in  1999  and  1998  related  to  investing  and  financing activities were financed by existing cash and cash equivalents and proceeds from the CIT loan.

      The Company does not have any current material commitments of capital expenditures at September 30, 1999.

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

      The source of the funds for a portion of the Purchase Consideration due on the Closing Date was a Five Year Loan and Security Agreement with The CIT Group Credit/Finance ("CIT") in the amount of Four Million Dollars ($4,000,000) at an interest rate of prime plus 1.75%. The term portion of the loan in the amount of Two Million Two Hundred Sixty-Eight Thousand Dollars ($2,268,000) was received from CIT. The remainder of the CIT credit facility was a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000). The remaining portion of the purchase consideration not funded by the CIT loan was funded by Reinhold's cash on hand. Future payments required by the Agreement are expected to be financed from operating cash flows.

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

1999 Outlook

      We expect a softening of our financial results in the fourth quarter of 1999. In the United States, shipments of commercial aircraft seatbacks should decline due to the fulfillment of unusually high orders booked in the fourth quarter of 1998. Aerospace revenues should increase versus our actual results in the first three quarters of 1999. Commercial revenues should be slightly higher in 1999 versus 1998. In the United Kingdom, sales of armored vehicles in the third quarter due the Kosovo situation will not recur in the fourth quarter.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Year 2000

      Many existing computer programs use only two digits to identify a year in a date. If not corrected, many computer applications and systems could fail or create erroneous results before or after the year 2000. In the United States, the Company had anticipated the year 2000 problem in the mid-1980's and therefore created compliant systems. The internal computer systems in the United States and the United Kingdom are Year 2000 compliant.

Additionally, the Company planned and executed a program of communications with its significant suppliers, customers and affiliated companies to determine the readiness of these third parties and the impact on the Company as a consequence of their own year 2000 issues. The Company's manual assessment of the impact of the year 2000 date change was completed during the third quarter 1999. The Company believes that it has identified, and, where necessary, modified or replaced such systems and software before any year 2000 associated problems. No assurances can be given that these modifications and replacements or any year 2000 associated problems that arise from unanticipated problems will not have a material adverse effect on the Company. The Company's most likely potential risk is a temporary inability of some customers to order and pay on a timely basis, and for the company to receive purchases from their vendors on time.

      While the Company anticipates no major interruption in its business activities, it will be dependent, in part, on the ability of third parties to be year 2000 compliant. As of September 30, 1999, amounts spent on the Company's year 2000 program were less than $25,000.

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

10.2       Stock Option Agreement between Reinhold Industries, Inc. and  Michael
           T. Furry dated June 3, 1999 on Form 10-QSB filed with the Commission on August 16, 1999. (Confidential Treatment for portions of the Agreement to be Requested)

10.3 Stock Price Deficiency Payment Agreement between Reinhold Industries, Inc. and various Stockholders dated June 16, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

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


DATE: November 11, 1999


                            By:     /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)