Form 10KSB40
period 1999-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2000-03-28
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  x      ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
------   ACT OF 1934  FOR THE  TRANSITION  PERIOD  FROM
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

CLASS A COMMON STOCK, PAR VALUE $.01
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES x NO
                                                             ---   ---
CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. X
                 ---
ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE  $39,140,000

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS.

$20,489,299 as of March 20, 2000 Class A Common Stock
--------------------------------------------------------------------------------

CHECK WHETHER THE ISSUER HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF
SECURITIES UNDER A PLAN CONFIRMED BY A COURT.  YES   X     NO
                                                    ---       ---
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY AS OF THE LATEST PRACTICABLE DATE: Class A Common Stock - par value $.01 per share - 1,998,956 as of March 20, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

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

   Reinhold Industries, Inc. 1999 Annual Report to Stockholders - Parts I, II
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

       In light of this decision, on December 3, 1993, Keene filed its voluntary petition for relief under Chapter 11. In 1984, Keene acquired the assets, and assumed certain liabilities, of Reinhold, which was operated as a division until October 1990, when it was incorporated in Delaware as a wholly owned subsidiary. Reinhold, which was originally founded in 1928 as a custom molder of thermosetting and thermoplastic materials, currently operates in Santa Fe Springs, California, Camarillo, California and Coventry, England. Today, Reinhold manufactures advanced composite components and sheet molding compounds for a variety of aerospace, defense and commercial applications. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. In May 1994, Reinhold acquired CompositAir from SP Systems, Inc. CompositAir is a niche manufacturer of commercial composite aircraft seatbacks and other commercial products. CompositAir operates in both Camarillo, California and Santa Fe Springs, California.

         On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound)20,000,000). Additional payments of (pound)140,000 ($227,000) were capitalized in 1999 as part of the purchase price.

      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of NP Aerospace have been included in the consolidated financial statements from April 24, 1998.

         Additional  information on the NP Aerospace acquisition is set forth in
Note 2 to the Consolidated Financial Statements on page 27 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 17 of Reinhold's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

         SUBSEQUENT EVENT

         On March 9, 2000, Samuel Bingham Enterprises, Inc., a newly formed wholly-owned subsidiary of Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Samuel Bingham Company for $15.5 million in cash. A majority of the purchase price was financed through a five year term loan with the Bank of America for $11.0 million with the balance being paid from cash on hand. Samuel Bingham Company is a manufacturer and supplier of graphic arts and industrial rollers for a variety of applications.

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

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on page 33 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 17 of Reinhold's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

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

         Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to two major customers constituted approximately 50% of the Company's net sales in 1999. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Reinhold's success also depends on developing additional commercial composite products to replace heavier and shape restrictive metals-based products.

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

Raw Materials and Purchased Components

         The principal raw materials for composite fabrication include pre-impregnated fiber cloth (made of carbon, graphite, aramid or fiberglass fibers which have been heat-treated), molding compounds, resins (phenolic and epoxy), hardware, adhesives and solvents. Occasionally, certain raw materials and parts are supplied by customers for incorporation into the finished product. Reinhold's principal suppliers of raw materials are Cytec Fiberite, Inc. and Newport Adhesives and Composites, Inc.

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

Research and Development

         Research and Development expenditures were approximately $155,000 and $158,000 for the years ended December 31, 1999 and 1998, respectively.

Employees

         At December 31, 1999, Reinhold had 256 full-time employees and 5 part-time employees. Of these employees, 241 ( 236 full-time and 5 part-time) were employed in manufacturing and 30 (all full-time) in administration, product development and sales. Approximately 29% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 22% are based in Camarillo, California and approximately 49% are based at NP Aerospace located in Coventry, England. Approximately 74 of the employees in Coventry, England are represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 2.  DESCRIPTION OF PROPERTY

         The  following  chart  lists  the  principal   locations  and  size  of
Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.

                                                                                        LEASED OR OWNED
LOCATION                           USE                           SIZE                   LEASE EXPIRATION
--------------------               ------------------            ---------------        ---------------------

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


         Construction of a new building and additional improvements at the Santa Fe Springs location are expected to be completed by the end of the year 2000. Reinhold believes its facilities are utilized consistent with economic conditions and the requirements of its operations.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
          On October 20, 1999, a Special Meeting of Stockholders of the Corporation was held to consider and vote on the following proposals:

1. To consider and act upon a proposal to amend the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock of the Corporation from 2,500,000 shares to 50,000,000 shares by (a) increasing the number of authorized shares of Class A New Common Stock, par value $.01 per share (the "Class A Common Stock" or "Common Stock") from 2,500,000 shares to 45,000,000 shares, and (b) authorizing a class of preferred stock, consisting of 5,000,000 authorized shares (the "Preferred Stock"), for which the Board of Directors will have authority to establish the rights and preferences of any series prior to the issuance of any such series and to issue such Preferred Stock in one or more series, without further approval of stockholders of the Company;

2. To consider and act upon a proposal to amend the Company's Amended and Restated By-laws to increase the size of the Board of Directors to between three and ten directors, with the exact number to be determined from time to time by vote of a majority of the Board of Directors;

3. To consider and act upon a proposal to approve and ratify the Company's Management Agreement with Hammond, Kennedy, Whitney & Company, Inc., a private equity firm;

4. To transact such other business as may properly be brought before the meeting or any adjournment thereof.

Results of the voting were as follows:

                                   For        Against     Abstain      Not Voted
                             ---------        -------     -------      ---------
Item 1.                      1,338,178         86,870       4,617          2,664
Item 2.                      1,352,663         72,710       4,292          2,664
Item 3.                      1,317,063        109,057       6,209              0

All proposals were approved by the stockholders. There were no further items of business discussed at the meeting.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------
         a. & c. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 36 of Reinhold's 1999 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASD OTC Bulletin Board under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. No dividends were paid in 1999 or 1998.

         b. The approximate number of common equity security holders is as follows:

                                                              Approximate Number
                                                            of Holders of Record
Title of Class                                              as of March 20, 2000
--------------                                              --------------------

Class A Common Stock,
par value $.01 per share                                             1,636




Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

         Reference is made to the "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 17 of Reinhold's 1999 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  FINANCIAL STATEMENTS

         Reference is made to the Independent Auditors' Reports and to the Consolidated Financial Statements included on page 19 through 25 and Notes to
Consolidated Financial Statements on pages 26 through 35 of Reinhold's 1999 Annual Report to Stockholders, which is incorporated herein by reference. Financial data schedules are included in Part IV of this filing.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None

                                    PART III

Item 9.  DIRECTORS,  EXECUTIVE   OFFICERS,   PROMOTERS   AND   CONTROL  PERSONS;
         COMPLIANCE  WITH  SECTION  16(a) OF THE  EXCHANGE  ACT

     The information required with respect to directors of Reinhold is included in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT


      Name                      Age       Title
      ----                      ---       -----
Michael T. Furry                62        President and CEO           Mr.  Furry has served as  president  of  Reinhold  Industries,
                                                                      Inc. since June 1986 and became  President and Chief Executive
                                                                      Officer of the Reorganized  Company on the Effective Date. Mr.
                                                                      Furry became a Director of Keene (the Predecessor  Company) in
                                                                      April   1990   and   Reinhold   Industries,   Inc.   upon  its
                                                                      incorporation  in October 1990.  From April 1976 to June 1986,
                                                                      Mr.  Furry  was Vice  President  and  General  Manager  of the
                                                                      composites division of Reynolds & Taylor, Inc.


Brett R. Meinsen                40        Vice President-             Mr.  Meinsen   became   Vice  President -
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



Item 10.   EXECUTIVE COMPENSATION

      The information required by Item 10 is included in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 11 is included in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 12 is included in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

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

     4.1   Share  Authorization  Agreement,  incorporated herein by reference to
           Exhibit 99(a), Exhibit H to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     4.2   Registration  Rights Agreement,  incorporated  herein by reference to
           Exhibit 99(a), Exhibit G to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

     9.1   Creditors' Trust  Agreement,  incorporated   herein by  reference  to
           Exhibit 99(a), Exhibit D to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

    10.1 Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on November 10, 1997.

    10.2 Reinhold Management Incentive Compensation Plan, incorporated by reference to Page 34 to Keene's (Predecessor Co.) Form 10, dated April 4, 1990, as amended by Form 8, Exhibit 10(e), dated July 19, 1990.

    10.3 Lease, dated January 4, 1990, by and between Imperial Industrial Properties, Inc. and Reinhold Industries, incorporated by reference to Exhibit 10(b) to Keene's Form 10 dated April 4, 1990, as amended by Form 8, dated July 19, 1990.

    10.4   Reinhold Industries, Inc.  Retirement Plan (formerly Keene Retirement
           Plan), incorporated by reference to Exhibit 10(i) to Keene's Form 10 dated April 4, 1990, as amended by Form 8, dated July 19, 1990.

    10.5 Management Agreement between Reinhold Industries, Inc. and Hammond, Kennedy, Whitney & Company, Inc. dated May 31, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

    10.6   Stock  Option Agreement between Reinhold Industries, Inc. and Michael
           T. Furry dated June 3, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

    10.7 Stock Price Deficiency Payment Agreement between Reinhold Industries, Inc. and various Stockholders dated June 16, 1999 on Form 10-QSB filed with the Commission on August 16, 1999.

    13     Annual Report to Stockholders

    20.1   New Keene  Credit  Facility, incorporated  herein  by  reference   to
           Exhibit 99(a), Exhibit F to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

    23.1   Consent of Independent Auditors

    27     Financial Data Schedules

b)  REPORTS ON FORM 8-K

           A Form 8-K, Item 5 - Other Events, was filed with the Commission on November 11, 1999. The information reported was the voting results of the October 20, 1999 Special Stockholders Meeting.

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

Date:    March 27, 2000                       By:/s/ Brett R. Meinsen
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

           /s/ Michael T. Furry                              March 27, 2000
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)

           /s/ Ralph R. Whitney, Jr.                         March 27, 2000
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman

           /s/ Andrew McNally, IV                            March 27, 2000
           -------------------------------------
           Andrew McNally, IV- Director