Form 10-Q
period 2000-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2000-05-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________

                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

  Delaware                                                       13-2596288
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  12827 East Imperial Hwy, Santa Fe Springs, CA                    90670
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code (562)  944-3281
                                               ---------------

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

Class A Common Stock, Par Value $.01 - 1,998,956 shares as of May 10, 2000.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               5

Notes to Condensed Consolidated Financial Statements                          6


Item 2.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         12


PART II - OTHER INFORMATION                                                   16

SIGNATURES                                                                    18

EXHIBITS                                                                      19



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended

                                                                              March 31,

                                                                    2000                      1999
                                                                    ----                      ----
Net sales                                                          $9,601                  $ 8,688
Cost of goods sold                                                  6,864                    6,512
                                                                    -----                    -----

Gross profit                                                        2,737                    2,176
Selling, general and administrative expenses                        1,438                      929
                                                                    -----                    -----

Operating income                                                    1,299                    1,247
Interest expense, net                                                  (5)                     (10)
                                                                    -----                    -----

Income before income taxes                                          1,294                    1,237
Income taxes                                                          186                      128
                                                                    -----                    -----

Net income                                                        $ 1,108                  $ 1,109
                                                                    =====                    =====


Basic earnings per share                                          $  0.55                  $  0.55
Diluted earnings per share                                        $  0.55                  $  0.55

Weighted average common shares outstanding - basic                  1,999                    1,999
Weighted average common shares outstanding - diluted                2,032                    1,999


See accompanying notes to condensed consolidated financial statements





                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                           March 31, 2000       December 31, 1999
                                                           --------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 5,198                 $ 9,419
  Accounts receivable                                               7,561                   4,077
  Inventories                                                       5,695                   4,085
  Other current assets                                              1,871                   1,157
                                                                   ------                  ------
      Total current assets                                         20,325                  18,738
Property, plant and equipment, net                                 10,114                   5,726
Cost in excess of fair value of net assets of acquired
  companies - net                                                   7,828                     633
Other assets                                                          323                     137
                                                                   ------                  ------
                                                                  $38,590                 $25,234
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt                                $ 1,403                 $   503
  Accounts payable                                                  3,282                   1,825
  Accrued expenses                                                  4,753                   4,719
                                                                   ------                  ------
      Total current liabilities                                     9,438                   7,047

Long term debt - less current portion                              11,071                   1,125
Other long term liabilities                                           201                     204

Stockholders' equity:
  Preferred stock
      Authorized: 5,000,000 shares
      Issued and outstanding: None                                      -                       -
  Common stock
      Class A  - Authorized: 45,000,000 shares
      Issued and outstanding: 1,998,956 shares                         20                      20
Additional paid-in capital                                          7,791                   7,791
Retained earnings                                                  10,335                   9,227
Accumulated comprehensive loss                                       (266)                   (180)
                                                                   ------                  ------
Net stockholders' equity                                           17,880                  16,858
                                                                   ------                  ------
                                                                  $38,590                 $25,234
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements






                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Three months Ended

                                                                               March 31,

                                                                     2000                    1999
                                                                     ----                    ----
Cash flow from operating activities:
  Net income                                                      $ 1,108                $  1,109
Adjustments to reconcile net income to net
  cash provided by operating activities (net of effects
  of  acquisition):
    Depreciation and amortization                                     300                     253
    Foreign currency translation                                      (86)                   (158)
    Changes in assets and liabilities:
      Accounts receivable                                             (32)                   (100)
      Inventories                                                     130                     (91)
      Other current assets                                            (98)                    (68)
      Accounts payable                                               (100)                    118
      Accrued expenses                                               (512)                    934
      Other, net                                                       19                     (43)
                                                                   ------                  ------
Net cash provided by operating activities                             729                   1,954
                                                                   ------                  ------

Cash flow from investing activities:

   Acquisitions                                                   (15,705)                      -
   Capital expenditures                                               (91)                   (286)
                                                                   ------                  ------
Net cash (used in) investing activities                           (15,796)                   (286)
                                                                   ------                  ------

Cash flow from financing activities:

   Proceeds from long-term debt                                    11,000                       -
   Repayment of long term debt                                       (154)                   (114)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                10,846                    (114)
                                                                   ------                  ------

Net increase (decrease) in cash and cash equivalents               (4,221)                  1,554
Cash and cash equivalents, beginning of period                      9,419                   3,622
                                                                   ------                  ------
Cash and cash equivalents, end of period                          $ 5,198                 $ 5,176
                                                                   ======                  ======

Cash paid during period for:

  Income taxes                                                    $    79                 $     -
  Interest                                                        $    40                 $    47


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

                                   (Unaudited)

DESCRIPTION OF BUSINESS

      Reinhold Industries, Inc. and subsidiaries ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry, the printing industry and other commercial industries.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 2000 presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2000.

ACQUIRED BUSINESSES

                  On March 9, 2000, Reinhold Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc., an Indiana corporation, purchased substantially all of the assets, including real, personal and intellectual properties, and assumed certain liabilities of Samuel Bingham Company, an industrial and graphic arts roller manufacturing and supplying business, headquartered in Bloomingdale, Illinois ("Bingham").

The purchase price paid was $15,505,317, subject to final adjustment. The cost in excess of fair value of net assets is being amortized over forty years. A source of funds for the purchase price was a five-year term loan with the Bank of America for Eleven Million Dollars ($11,000,000) with the balance being paid from cash on hand.

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

      The acquisitions of Samuel Bingham Company and NP Aerospace have been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

The excess of the fair value of the net identifiable assets acquired over the purchase price has been allocated to fixed assets and goodwill as follows (in thousands):

                                                       Samuel Bingham
                                                              Company            NP Aerospace
                                                              -------            ------------
      Working capital                                         $ 3,705                 $ 3,360
      Fixed assets                                              4,561                       -
      Severance costs                                               -                    (403)
                                                                -----                  ------
      Net identifiable assets                                   8,266                   2,957

      Cash paid                                                15,505                   3,707
      Deferred consideration                                        -                     227
                                                               ------                  ------
      Excess over cost allocated to:
         Property, plant and equipment                              -                  $  977
                                                                                       ======
         Goodwill                                              $7,239                       -
                                                               ======

The Company is presently gathering information to complete the allocation of the purchase price to the net assets acquired.

The pro forma unaudited results of operations for the three months ended March 31, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):

                                                            Three Months            Three Months
                                                                Ended                  Ended
                                                           March 31, 2000         March 31, 1999
                                                           --------------         --------------
      Net sales                                               $13,927                 $15,154
      Net income                                               $1,564                  $1,656
      Basic earnings per share                                 $ 0.78                   $0.83
      Diluted earnings per share                               $ 0.77                   $0.83

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

Options to purchase 163,000 shares of common stock were outstanding during the three month period ended March 31, 2000. For the three month period ended March 31, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic and diluted weighted average shares are as follows:

                                                                           Three Months Ended

                                                                              March 31,

                                                                     2000                     1999
                                                                     ----                     ----

Net income                                                     $1,108,000               $1,109,000
                                                               ==========               ==========

Weighted average shares used in basic computation               1,998,956                1,998,956
Dilutive effect of stock options                                   32,580                        -
                                                                ---------                ---------
                  Weighted average shares used for diluted
                     calculation                                2,031,536                1,998,956
                                                                =========                =========


REPORTING COMPREHENSIVE INCOME

      The Company reports comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2000 and 1999 was a loss on foreign currency translation of $86,000 and $158,000, respectively.

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

LONG TERM DEBT

      On April 22, 1998, the Company borrowed $2,268,000 from The CIT Group Credit/Finance ("CIT") to fund a portion of the purchase consideration due to Courtaulds Aerospace. The Company had previously entered into a Five Year Loan and Security Agreement with CIT in the amount of Four Million Dollars
($4,000,000). The term portion of the loan ($2,268,000) was payable in equal monthly principal payments of $37,800 plus interest at prime plus 1.75% and was secured by fixed assets and land. The remainder of the CIT credit facility was a revolver of One Million Seven Hundred Thirty-Two Thousand Dollars ($1,732,000), which had not been used as of April 15, 1999.

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

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. The loan agreement is subject to various financial covenants to which the Company must comply.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the following financial instruments approximate fair value because of the short maturity of those instruments: cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses and current installments of long term debt. The long-term debt bears interest at a variable market rate, and thus has a carrying amount that approximates fair value.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY

      The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of income is translated at the average exchange rate in effect during the period being reported. Exchange differences arise mainly from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity.

OPERATING SEGMENTS

      The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

      Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. The Company generates revenues from five operating segments: Aerospace, CompositAir, Commercial, NP Aerospace and Samuel Bingham Company ("SBC"). Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft. SBC manufactures rubber and urethane rollers for graphic arts and industrial applications.

         The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                            March 31, 2000              March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales

     Aerospace                                                   $   1,549                      1,247
     CompositAir                                                     2,011                      3,006
     Commercial                                                        591                        566
     NP Aerospace                                                    3,848                      3,869
     SBC                                                             1,602                          -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                                      $   9,601                      8,688

Income before income taxes
     Aerospace                                                   $     367                        356
     CompositAir                                                       268                        547
     Commercial                                                         92                         76
     NP Aerospace                                                      614                        337
     SBC                                                                45                          -
     Unallocated corporate expenses                                    (92)                       (79)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                                 $   1,294                      1,237

Depreciation and amortization

     Aerospace                                                   $     103                        109
     CompositAir                                                        68                         64
     Commercial                                                         38                         39
     NP Aerospace                                                       43                         41
     SBC                                                                48                          -
------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                              $     300                        253

Capital expenditures

     Aerospace                                                   $      40                         52
     CompositAir                                                         -                        179
     Commercial                                                         (7)                        31
     NP Aerospace                                                       29                         24
     SBC                                                                29                          -
------------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                                       $      91                        286


         The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                            March 31, 2000           December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

Total assets

     Aerospace                                                    $  4,432                      4,735
     CompositAir                                                     3,033                      3,469
     Commercial                                                      1,107                      1,024
     NP Aerospace                                                    9,770                      9,455
     SBC                                                            17,805                          -
     Unallocated corporate                                           2,443                      6,551
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 38,590                     25,234


The table below presents information related to geographic areas in which Reinhold operated in 2000 and 1999 (in thousands):

                                                            March 31, 2000              March 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales

     United States                                                 $ 5,386                      4,756
     United Kingdom                                                  3,433                      3,728
     Botswana                                                           99                          -
     Germany                                                           108                         35
     Switzerland                                                       314                          -
     Canada                                                            205                          -
     Other Europe                                                       56                        169
------------------------------------------------------------------------------------------------------------------------------------
     Net sales                                                     $ 9,601                      8,688


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2000

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

      Reinhold Industries, Inc. and subsidiaries ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry, the printing industry and other commercial industries.

Comparison of First Quarter 2000 to 1999

      In the first quarter of 2000, net sales increased $0.9 million, or 10.5%, to $9.6 million, compared to first quarter 1999 sales of $8.7 million. The acquisition of Samuel Bingham company ("SBC") on March 9, 2000 added $1.6 million to first quarter 2000 sales. Sales decreased by $1.0 million at CompositAir due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales increased $0.3 million in the Aerospace business unit due to increased shipments of rocket nozzles. Sales in the Commercial and NP Aerospace business units were flat.

      Excluding the impact of the SBC acquisition, gross profit margin increased to 29.3% in the first quarter of 2000 compared to 25.0% in the first quarter 1999 primarily due to lower material costs at CompositAir and lower scrap and other inventory related losses at NP Aerospace.

      Selling, general and administrative expenses for the first quarter 2000 were $1.4 million (15.0% of sales) compared to $0.9 million (10.7% of sales) for the same quarter of 1999. SBC accounted for $0.3 of the increased cost. Acquisition advisory fees increased by $0.07 during the quarter.

      Interest expense in the first quarter of 2000 was $0.1 million compared to interest expense of $0.05 million in the first quarter of 1999 due to the SBC acquisition loan. Interest income was $0.06 higher in the first quarter 2000 due to higher average cash balances.

      Income before income taxes increased to $1.3 million (13.5% of sales) in the first quarter of 2000 from $1.2 million (14.2% of sales) in the same period of 1999, reflecting higher sales and gross margins. Income before income taxes at NP Aerospace was $0.6 million (15.9% of sales) in 2000 compared to $0.3 million (8.7% of sales) in 1999 due to better product mix and lower scrap and other inventory related losses. Income before income taxes expenses for CompositAir was $0.3 million (13.3% of sales) in 2000 compared with $0.5 million (18.2% of sales) in 1999 due to lower revenues.

      A tax provision of $0.2 million was recorded in the first quarter of 2000. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 1999 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of March 31, 2000, working capital was $10.9 million, down $0.8 million from December 31, 1999. Cash and cash equivalents of $5.2 million held at March 31, 2000 were $4.2 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.7 million of net cash used for the SBC acquisition.

      Net cash provided by operating activities to $0.7 million for the three months ended March 31, 2000. Net cash provided by operating activities to $2.0 million for the comparable period in 1999. The decrease over the prior period relates to the increased payout of cash bonuses in the first quarter of 2000 relating to 1999 and a $1.0 million customer prepayment received in 1999.

      Net cash used in investing activities for the three months ended March 31, 2000 totaled $15.8 million and consisted primarily of the acquisition of SBC for $15.7 million. Net cash used in investing activities for the three months ended March 31, 1999 consisted of property and equipment expenditures totaling $0.3 million.

      Net cash provided by financing activities for the three months ended March 31, 2000 totaled $10.8 million and consisted of the proceeds of the SBC acquisition loan from B of A of $11.0 million less repayment of other long-term debt. Net cash used in financing activities for the three months ended March 31, 1999 totaled $0.1 million and consisted of repayment of long-term debt.

      Expenditures   in  2000  and  1999  related  to  investing  and  financing activities were financed by existing cash and cash equivalents and proceeds from the B of A loans.

      The Company does not have any current material commitments of capital expenditures at March 31, 2000.

      As discussed in the notes to the unaudited condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement. In the year ended December 31, 1999, additional payments earned totaled (pound)140,000 ($227,000).

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

      On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. The loan agreement is subject to various financial covenants to which the Company must comply.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements.

Forward Looking Statements

      This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate", "anticipate", "project", "intend",
"expect", and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flow. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

2000 Outlook

      We expect mixed results in 2000. Our new acquisition, Samuel Bingham company, should contribute positively to shareholder value in 2000, but not until later in the year. Our CompositAir business unit has not seen the increase in demand from its major customer that was expected to occur at the end of the first quarter. Sales are forecasted to be off 20% from 1999. NP Aerospace sold approximately 40 armored vehicles during 1999 which represented nearly $4.0 million in sales. The probability of this happening again is difficult to predict. Our Aerospace business, however, is expected to substantially increase sales and profits due to expanded marketing efforts, aggressive pricing and high quality manufacturing. Our Commercial business unit should exceed 1999 volumes and profitability. We are also in the process of selling an unneeded parcel of land for a significant profit. Our expectation is that 2000 results will be better than 1999.

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

     27    Financial Data Schedule

           b. Reports on Form 8-K

         Purchase of certain assets and assumption of certain liabilities of Samuel Bingham Company for $15,505,317.03 as filed with the Commission on March 23, 2000.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REINHOLD INDUSTRIES, INC.
                                   Registrant

DATE: May 12, 2000

                            By:     /S/ Brett R. Meinsen

                                    Brett R. Meinsen

                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)