Form 10-Q
period 2000-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2000-08-15
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000

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

Class A Common  Stock,  Par Value $.01 -  2,198,058 shares as of August 8, 2000.

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



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended
                                                       June 30,

                                                  2000                      1999
                                                  ----                      ----
Net sales                                      $13,902                  $ 9,574
Cost of goods sold                               9,558                    6,944
                                                 -----                    -----

Gross profit                                     4,344                    2,630
Selling, general and administrative expenses     2,657                    1,124
                                                ------                   ------

Operating income                                 1,687                    1,506
Interest expense (income), net                     170                      (30)
                                               -------                  -------

Income before income taxes                       1,517                    1,536
Income taxes                                       146                      173
                                                ------                  -------

Net income                                     $ 1,371                  $ 1,363
                                                ======                    =====


Earnings per share - basic                     $   0.62                 $  0.62
Earnings per share - diluted                   $   0.61                 $  0.62

Weighted average common shares
  outstanding - basic                             2,198                   2,198
Weighted average common shares
  outstanding - diluted                           2,230                   2,198


See accompanying notes to condensed consolidated financial statements




                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $23,503                  $18,262
Cost of goods sold                              16,422                   13,460
                                                ------                   ------

Gross profit                                     7,081                    4,802
Selling, general and administrative expenses     4,095                    2,049
                                                ------                   ------

Operating income                                 2,986                    2,753
Interest expense (income), net                     175                      (20)
                                                ------                  -------

Income before income taxes                       2,811                    2,773
Income taxes                                       332                      301
                                                ------                  -------

Net income                                     $ 2,479                  $ 2,472
                                                ======                   ======


Earnings per share - basic                     $   1.13                 $  1.12
Earnings per share - diluted                   $   1.11                 $  1.12

Weighted average common shares
  outstanding - basic                             2,198                   2,198
Weighted average common shares
  outstanding - diluted                           2,230                   2,198



See accompanying notes to condensed consolidated financial statements



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                           June 30, 2000       December 31, 1999
ASSETS
Current assets:
  Cash and cash equivalents                    $  6,044                $  9,419
  Accounts receivable                             7,102                   4,077
  Inventories                                     5,637                   4,085
  Other current assets                            2,238                   1,157
                                                -------                 -------
      Total current assets                       21,021                  18,738
Property, plant and equipment, net               10,103                   5,726
Cost in excess of fair value of net assets of
  acquired companies - net                        7,754                     633
Other assets                                        381                     137
                                                -------                --------
                                               $ 39,259                $ 25,234
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt             $  1,403                $    503
  Accounts payable                                2,765                   1,825
  Accrued expenses                                5,091                   4,719
                                                 ------                  ------
      Total current liabilities                   9,259                   7,047

Long term debt - less current portion            10,954                   1,125
Other long term liabilities                         197                     204

Stockholders' equity:
  Preferred stock

      Authorized: 5,000,000 shares
      Issued and outstanding: None                    -                       -
  Common stock
      Class A  - Authorized: 45,000,000 share
      Issued and outstanding: 1,998,956 shares       20                      20
Additional paid-in capital                        7,791                   7,791
Retained earnings                                11,706                   9,227
Accumulated comprehensive loss                     (668)                   (180)
                                                 ------                  ------
Net stockholders' equity                         18,849                  16,858
                                                 ------                  ------
                                               $ 39,259                $ 25,234
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements





                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Six months Ended
                                                                 June 30,

                                                          2000             1999
                                                          ----             ----
Cash flow from operating activities:

 Net income                                            $ 2,479         $  2,472
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                            696              515
  Foreign currency translation                            (488)            (350)
 Changes in assets and liabilities:
  Accounts receivable                                      427             (686)
  Inventories                                              188             (948)
  Other current assets                                    (465)              28
  Accounts payable                                        (617)             845
  Accrued expenses                                        (174)           1,311
  Other, net                                               ( 6)             (34)
                                                        ------         --------
Net cash provided by operating activities                2,040            3,153
                                                        ------         --------

Cash flow from investing activities:

 Acquisitions                                          (15,705)               -
 Capital expenditures                                     (439)            (491)
                                                      --------         --------
Net cash (used in) investing activities                (16,144)            (491)
                                                      --------         --------

Cash flow from financing activities:

  Proceeds from long-term debt                          11,000                -
  Repayment of long term debt                             (271)            (231)
                                                       -------          -------
Net cash provided by (used in) financing activities     10,729             (231)
                                                       -------          -------

Net increase (decrease) in cash and cash equivalents    (3,375)           2,431
Cash and cash equivalents, beginning of period           9,419            3,622
                                                       -------          -------
Cash and cash equivalents, end of period               $ 6,044         $  6,053
                                                       =======          =======

Cash paid during period for:

  Income taxes                                         $   122         $      -
  Interest                                             $    68         $     88


See accompanying notes to condensed consolidated financial statements.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 2000 presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2000.

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

 On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound)20,000,000). Additional payments are capitalized as part of the purchase price and amounted to $227,000 in 1999.

      The acquisitions of Samuel Bingham Company and NP Aerospace have been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

The excess of the fair value of the net identifiable assets acquired over the purchase price has been allocated to fixed assets and goodwill as follows (in thousands). The goodwill is being amortized over 40 years.

                                          Samuel Bingham
                                                 Company            NP Aerospace
                                                 -------            ------------
      Working capital                             $3,705                 $3,360
      Fixed assets                                 4,561                      -
      Severance costs                                  -                   (403)
                                                 -------                 ------
      Net identifiable assets                      8,266                  2,957

      Cash paid                                   15,505                  3,707
      Deferred consideration                           -                    227
                                                 -------                 ------
      Excess over cost allocated to:
         Property, plant and equipment                 -                 $  977
                                                                         ======
         Goodwill                                 $7,239                      -
                                                  ======

The Company is presently gathering information to complete the allocation of the purchase price to the net assets acquired. In addition, the management of Reinhold has not concluded on plans related to plant closures or involuntary employee terminations at SBC. As of June 30, 2000, no liability has been recorded in the company's financial statements.

The pro forma unaudited results of operations for the three months ended June 30, 1999 and six months ended June 30, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):

                                  Three Months Ended        Six Months Ended
                                             June 30,            June 30,
                                                 1999        2000           1999
                                           ----------   -------------  ---------
Net sales                                     $15,604        $27,829     $30,758
Net income                                     $1,689         $2,847      $2,798
Earnings per share - basic                      $0.77          $1.30       $1.27
Earnings per share - diluted                    $0.77          $1.28       $1.27

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

Options to purchase 162,000 shares of common stock were outstanding during the three month period ended June 30, 2000. For the three and six month period ended June 30, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic and diluted weighted average shares are as follows:

                                         Three Months Ended                Six Months Ended
                                              June 30,                           June 30,
                                          2000         1999                 2000          1999
                                   -------------------------         --------------------------
Net income                          $1,371,000    $1,363,000          $2,479,000    $ 2,472,000
                                    ==========    ==========          ==========    ===========

Weighted average shares used
 in basic computation                2,198,058     2,198,058           2,198,058      2,198,058
Dilutive effect of stock options        32,252            --              32,392             --
                                     ---------     ---------          ----------      ---------
  Weighted average shares used
  for diluted calculation            2,230,310     2,198,058           2,230,450      2,198,058
                                     =========     =========           =========      =========

Stock options outstanding              162,000       173,000             162,000        173,000
Range of exercise price           $8.25-$11.00  $8.25-$11.00        $8.25-$11.00   $8.25-$11.00

      On May 10, 2000, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record on July 11, 2000, where an additional 199,102 shared were issued on July 28, 2000. The earnings per share computations for all periods presented have been adjusted for the stock dividend.

REPORTING COMPREHENSIVE INCOME

      The Company reports comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the six months ended June 30, 2000 and 1999 was a loss on foreign currency translation of $488,000 and $350,000, respectively.

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

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of APB Opinion No. 25. Interpretation No. 44 is effective July 1, 2000, but certain elements of interpretation apply to events occurring after December 15, 1998 and January 12, 2000. Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues, including (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 is not expected to have a material impact on the Company's financial statements.

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

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. The loan agreement is subject to various financial covenants to which the Company must comply. The Company is in compliance with the loan covenants at 6/30/00.

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

                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                        2000           1999                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales

     Aerospace                                      $  2,003          1,033              $  3,552          2,280
     CompositAir                                       2,244          3,550                 4,255          6,556
     Commercial                                          869            656                 1,460          1,222
     NP Aerospace                                      3,098          4,335                 6,946          8,204
     SBC                                               5,688              -                 7,290              -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                           13,902          9,574              $ 23,503         18,262
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes
     Aerospace                                           711            155              $  1,078            511
     CompositAir                                         329            898                   597          1,445
     Commercial                                          135             71                   227            147
     NP Aerospace                                        413            495                 1,027            832
     SBC                                                 113              -                   158              -
     Unallocated corporate expenses                     (184)           (83)                 (276)          (162)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                       1,517          1,536                 2,811          2,773
------------------------------------------------------------------------------------------------------------------------------------

Depreciation and amortization

     Aerospace                                           107            113                   210            222
     CompositAir                                          68             69                   136            133
     Commercial                                           39             39                    77             78
     NP Aerospace                                         41             41                    84             82
     SBC                                                 141              -                   189              -
------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                      396            262                   696            515

Capital expenditures

     Aerospace                                            80             12                   120             64
     CompositAir                                           -             91                     -            270
     Commercial                                            -              -                    (7)            31
     NP Aerospace                                        146            102                   175            126
     SBC                                                 122              -                   151              -
------------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                               348            205                   439            491


         The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                             June 30, 2000          December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Total assets

     Aerospace                                                    $  4,915                      4,735
     CompositAir                                                     3,091                      3,469
     Commercial                                                      1,123                      1,024
     NP Aerospace                                                    9,672                      9,455
     SBC                                                            18,377                          -
     Unallocated corporate                                           2,081                      6,551
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 39,259                     25,234
------------------------------------------------------------------------------------------------------------------------------------


The table below presents information related to geographic areas in which Reinhold operated in 2000 and 1999 (in thousands):

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                        2000           1999                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales

     United States                                  $  9,524          4,280             $  14,910          9,036
     United Kingdom                                    2,635          4,207                 6,068          7,935
     Germany                                             424            934                   532            969
     Switzerland                                         671            244                   985            244
     Canada                                              432              -                   637              -
     Other                                               216            (91)                  371             78
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                           13,902          9,574              $ 23,503         18,262


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND

                       ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

                                  June 30, 2000

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

Comparison of Second Quarter 2000 to 1999

      In the second quarter of 2000, net sales increased $4.3 million, or 45.2%, to $13.9 million, compared to second quarter 1999 sales of $9.6 million. The acquisition of Samuel Bingham company ("SBC") on March 9, 2000 added $5.7 million to second quarter 2000 sales. Sales decreased by $1.3 million (58.1%) at CompositAir due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales increased $1.0 million in the Aerospace business unit due to increased shipments of missile components and rocket nozzles. Sales at NP Aerospace decreased by $1.2 million due to lower seatback ($0.9 million) and armored vehicle ($0.6 million) shipments. Sales in the Commercial business unit were $0.2 higher due to increased tooling shipments.

      Excluding the impact of the SBC acquisition, gross profit margin increased to 32.9% in the second quarter of 2000 compared to 27.5% in the second quarter 1999. This was primarily due to higher sales in the Aerospace business unit, and the increased absorption of fixed overhead costs, lower material costs at CompositAir and lower scrap and other inventory related losses at NP Aerospace.

      Selling, general and administrative expenses for the second quarter 2000 were $2.7 million (19.1% of sales) compared to $1.1 million (11.7% of sales) for the same quarter of 1999. SBC accounted for $1.3 of the increased cost. Acquisition advisory fees and NASDAQ national market application costs increased by $0.1 during the quarter.

      Interest expense in the second quarter of 2000 was $0.2 million compared to interest expense of $0.04 million in the second quarter of 1999 due to the SBC acquisition loan. Interest income for the quarter was unchanged at $0.07 million.

      Income before income taxes was unchanged at $1.5 million (10.9% of sales) in the second quarter of 2000 vs. $1.5 million (16.0% of sales) in the same period of 1999. Income before income taxes at NP Aerospace was $0.5 million (17.3% of sales) in 2000 compared to $0.5 million (11.3% of sales) in 1999 due to lower scrap and other inventory related losses. Income before income taxes for CompositAir was $0.2 million (9.3% of sales) in 2000 compared with $0.9 million (25.3% of sales) in 1999 due to substantially lower revenues. Income before income taxes for Aerospace was $0.7 million (35.5% of sales) in 2000 compared with $0.2 million (15.0% of sales) in 1999 due to higher revenues. Income before income taxes at SBC was $0.1 million (2.0% of sales).

      A tax provision of $0.1 million was recorded in the second quarter of 2000. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of First Six Months 2000 to 1999

      In the first six months of 2000, sales increased $5.2 million, or 29%, to $23.5 million, compared to the first six months 1999 sales of $18.3 million. Sales increased by $7.3 million at SBC, due to the acquisition date of March
2000. CompositAir sales were lower by $2.3 million (35.1%) due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales at NP
Aerospace decreased by $1.3 million due to lower seatback ($1.0 million) and armored vehicle ($0.6 million) shipments offset by higher helmet and commercial sales. Sales increased $1.3 million in the Aerospace business unit due to increased shipments of missile components and rocket nozzles. Sales in the Commercial business unit were $0.2 higher due to increased tooling shipments.

      Gross profit margin increased to 30.1% in the first six months of 2000 compared to 26.3% in the first six months of 1999 primarily due to higher Aerospace sales and the elimination of scrap and other inventory related losses at NP Aerospace. Gross profit margin for Aerospace increased to 42.7% in 2000 from 34.9% in 1999. Gross profit margin for CompositAir decreased to 30.6% in 2000 from 31.2% in 1999.Gross profit margin for Commercial increased to 28.1% in 2000 from 24.2% in 1999. Gross profit margin for NP Aerospace increased to 26.1% in 2000 from 20.3% in 1999. Gross profit margin for SBC was 28.0%.

      Selling, general and administrative expenses for the first six months of 2000 were $4.1 million (17.4% of sales) compared to $2.1 million (11.2% of sales) for the first six months of 1999. SBC accounted for $1.6 of the increased cost. Acquisition advisory fees were $0.1 million higher than 1999.

      Interest expense for the first six months of 2000 was $0.3 million compared to interest expense of $0.1 in 1999 due to the SBC acquisition loan. Interest income was $0.06 million higher due to larger cash balances.

      Income before income taxes was unchanged at $2.8 million (12.0% of sales) during the first six months of 2000 vs. $2.8 million (15.2% of sales) in the same period of 1999. Income before income taxes at NP Aerospace was $1.0 million (14.8% of sales) in 2000 compared to $0.8 million (10.0% of sales) in 1999 due to lower scrap and other inventory related losses. Income before income taxes for CompositAir was $0.6 million (14.0% of sales) in 2000 compared with $1.4 million (22.0% of sales) in 1999 due to substantially lower revenues. Income before income taxes for Aerospace was $1.1 million (30.3% of sales) in 2000 compared with $0.5 million (22.4% of sales) in 1999 due to higher revenues. Income before income taxes at SBC was $0.2 million (2.2% of sales).

      A tax provision of $0.3 million was recorded in the first six months of 2000. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of June 30, 2000, working capital was $11.8 million, up $0.1 million from December 31, 1999. Cash and cash equivalents of $6.0 million held at June 30, 2000 were $3.4 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.7 million of net cash used for the SBC acquisition.

      Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2000. Net cash provided by operating activities to $3.2 million for the comparable period in 1999. The decrease over the prior period relates to the increased payout of cash bonuses in the first quarter of 2000 relating to 1999 and a $1.0 million customer prepayment received in 1999.

      Net cash used in investing activities for the six months ended June 30, 2000 totaled $16.1 million and consisted primarily of the acquisition of SBC for $15.7 million. Net cash used in investing activities for the six months ended June 30, 1999 consisted of property and equipment expenditures totaling $0.5 million.

      Net cash provided by financing activities for the six months ended June 30, 2000 totaled $10.7 million and consisted of the proceeds of the SBC acquisition loan from B of A of $11.0 million less repayment of other long-term debt. Net cash used in financing activities for the six months ended June 30, 1999 totaled $0.2 million and consisted of repayment of long-term debt.

      Expenditures   in  2000  and  1999  related  to  investing  and  financing activities were financed by existing cash and cash equivalents and proceeds from the B of A loans.

      The Company does not have any current material commitments of capital expenditures at June 30, 2000.

      As discussed in the notes to the condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement. In the year ended December 31, 1999, additional payments earned totaled (pound)140,000 ($227,000).

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

Stock Dividend

      On May 10, 2000, the Board of Directors approved a 10% dividend, payable in stock of the Company, to shareholders of record as of July 11, 2000. Dividends calculated as fractional shares will be paid in cash. The dividend was paid on July 28, 2000. The Company has retroactively reflected the impact of the stock dividend on all earnings per share calculations presented.

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

2000 Outlook

      As announced in first quarter 10-Q, we expect mixed results during 2000. Our new acquisition, Samuel Bingham Company, should contribute positively to shareholder value in 2000, but not until later in the year. Our CompositAir business unit has not seen the increase in demand from its major customer that was expected to occur at the end of the first quarter. Sales are forecasted to be off 25% from 1999. NP Aerospace sold approximately 40 armored vehicles during 1999 which represented nearly $4.0 million in sales. The probability of this happening again is difficult to predict. Our Aerospace business, however, is expected to substantially increase sales and profits due to expanded marketing efforts, aggressive pricing and high quality manufacturing. Our Commercial business unit should exceed 1999 volumes and profitability. We are also in the process of selling an unneeded parcel of land for a significant profit. Our expectation is that 2000 results will be better than 1999.

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

    10.1 Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on November 10, 1997.

    10.2 Reinhold Management Incentive Compensation Plan, incorporated by referenc e to Page 34 to Keene's (Predecessor Co.) Form 10, dated April 4, 1990, as amended by Form 8, Exhibit 10(e), dated July 19, 1990.

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

    27     Financial Data Schedule

           b. Reports on Form 8-K

         Purchase of certain assets and assumption of certain liabilities of Samuel Bingham Company for $15,505,317.03 as filed with the Commission on March 23, 2000 and amended and re-filed as of May 23, 2000.

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

DATE: August 14, 2000

                            By: /S/ Brett R. Meinsen

                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)