Form 10-Q
period 2000-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2000-11-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2000

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

Class A Common Stock, Par Value $.01 - 2,198,058 shares as of November 10, 2000.

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


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                          September 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $13,281                 $ 11,659
Cost of goods sold                               9,286                    8,417
                                                ------                   ------

Gross profit                                     3,995                    3,242
Selling, general and administrative expenses     2,660                    1,303
                                                ------                   ------

Operating income                                 1,335                    1,939
Interest expense (income), net                     183                      (26)
                                                ------                   ------

Income before income taxes                       1,152                    1,965
Income taxes                                        74                      300
                                                ------                   ------

Net income                                     $ 1,078                  $ 1,665
                                                ======                   ======


Earnings per share - basic                     $  0.49                  $  0.76
Earnings per share - diluted                   $  0.48                  $  0.75

Weighted average common shares
  outstanding - basic                            2,198                    2,198
Weighted average common shares
  outstanding - diluted                          2,239                    2,227


See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $36,784                  $29,921
Cost of goods sold                              25,708                   21,877
                                                ------                   ------

Gross profit                                    11,076                    8,044
Selling, general and administrative expenses     6,755                    3,352
                                                ------                   ------

Operating income                                 4,321                    4,692
Interest expense (income), net                     358                      (46)
                                                ------                   ------

Income before income taxes                       3,963                    4,738
Income taxes                                       406                      601
                                                ------                  -------

Net income                                     $ 3,557                  $ 4,137
                                                ======                   ======


Earnings per share - basic                    $   1.62                  $  1.88
Earnings per share - diluted                  $   1.59                  $  1.88

Weighted average common shares
  outstanding - basic                            2,198                    2,198
Weighted average common shares
  outstanding - diluted                          2,243                    2,200



See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                     September 30, 2000        December 31, 1999
ASSETS
Current assets:

  Cash and cash equivalents                    $  6,680                 $ 9,419
  Accounts receivable                             7,069                   4,077
  Inventories                                     5,290                   4,085
  Other current assets                            2,175                   1,157
                                                -------                 -------
      Total current assets                       21,214                  18,738
Property, plant and equipment, net               10,223                   5,726
Cost in excess of fair value of net assets of
  acquired companies - net                        7,630                     633
Other assets                                        357                     137
                                                -------                --------
                                               $ 39,424                $ 25,234
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt             $  1,715               $     503
  Accounts payable                                2,531                   1,825
  Accrued expenses                                4,998                   4,719
                                                 ------                  ------
      Total current liabilities                   9,244                   7,047

Long term debt - less current portion            10,213                   1,125
Other long term liabilities                         194                     204

Stockholders' equity:
  Preferred stock
      Authorized: 5,000,000 shares

      Issued and outstanding: None                    -                       -
  Common stock
      Class A  - Authorized: 45,000,000 shares

      Issued and outstanding: 2,198,058 shares       22                      20
Additional paid-in capital                        9,581                   7,791
Retained earnings                                10,985                   9,227
Accumulated comprehensive loss                     (815)                   (180)
                                                 ------                  ------
Net stockholders' equity                         19,773                  16,858
                                                 ------                  ------
                                               $ 39,424                $ 25,234
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)

                                   (Unaudited)

                                                            Nine months Ended
                                                               September 30,

                                                           2000            1999
                                                           ----            ----
Cash flow from operating activities:

Net income                                              $ 3,557        $  4,137
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of acquisition):
  Depreciation and amortization                           1,084             774
  Foreign currency translation                             (635)            (52)
 Changes in assets and liabilities:
  Accounts receivable                                       461            (964)
  Inventories                                               547            (109)
  Other current assets                                     (674)           (377)
  Accounts payable                                       (1,328)            157
  Accrued expenses                                         (294)            757
  Other, net                                                162             (60)
                                                         ------          ------
Net cash provided by operating activities                 2,880           4,263
                                                         ------          ------

Cash flow used in investing activities:

 Acquisitions                                           (15,030)              -
 Capital expenditures                                      (882)           (715)
                                                        -------          ------
Net cash (used in) investing activities                 (15,912)           (715)
                                                        -------          ------

Cash flow from financing activities:

  Proceeds from long-term debt                           11,000               -
  Repayment of long term debt                              (700)           (337)
  Dividends paid                                             (7)              -
                                                        -------          ------
Net cash provided by (used in) financing activities      10,293            (337)
                                                        -------          ------

Net increase (decrease) in cash and cash equivalents     (2,739)          3,211
Cash and cash equivalents, beginning of period            9,419           3,622
                                                        -------         -------
Cash and cash equivalents, end of period                $ 6,680        $  6,833
                                                        =======         =======

Cash paid during period for:

  Income taxes                                          $   183        $      -
  Interest                                              $   244        $    108


See accompanying notes to condensed consolidated financial statements.


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 2000 presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 27, 2000.

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

The purchase price paid was $14,741,789. The cost in excess of fair value of net assets is being amortized over forty years. A source of funds for the purchase price was a five-year term loan with the Bank of America for $11,000,000 with the balance being paid from cash on hand.

      The acquisition of Samuel Bingham Company has been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

The excess of the fair value of the net identifiable assets acquired over the purchase price has been allocated to goodwill as follows (in thousands). The goodwill is being amortized over 40 years.

                                                       Samuel Bingham

                                                                         Company

      Working capital                                          $2,942
      Fixed assets                                              4,561
                                                                -----
        Net identifiable assets                                 7,503
      Cash paid                                                14,742
                                                               ------
        Excess over cost allocated to goodwill                 $7,239
                                                               ======

The Company is presently gathering information to complete the allocation of the purchase price to the net assets acquired. In addition, the management of Reinhold has not concluded on plans related to plant closures or involuntary employee terminations at SBC. As of September 30, 2000, no liability has been recorded in the company's financial statements.

The pro forma unaudited results of operations for the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):


                                   Three Months Ended         Nine Months Ended
                                        September 30,           September 30,
                                                 1999        2000           1999
                                           ----------   ------------------------
      Net sales                               $17,170        $41,110     $47,928
      Net income                               $2,080         $3,925      $5,311
      Earnings per share - basic                $0.95          $1.79       $2.42
      Earnings per share - diluted              $0.93          $1.75       $2.41

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the Company.

Options to purchase 187,100 shares of common stock were outstanding during the three month period ended September 30, 2000. For the three and nine month period ended September 30, 2000, the difference between the weighted average number of shares used in the basic computation compared to that used in the diluted computation was due to the dilutive impact of options to purchase common stock.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):


                                            Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                            2000           1999             2000           1999
                                          ------         ------           ------         ------
Net income                                $1,078         $1,665           $3,557         $4,137
                                          ======         ======           ======         ======

Weighted average shares used
 in basic computation                      2,198          2,198            2,198          2,198
Dilutive effect of stock options              41             29               45              2
                                           -----          -----            -----          -----
Weighted average shares used
  for diluted calculation                  2,239          2,227            2,243          2,200
                                           =====          =====            =====          =====
Stock options outstanding                    187            173              187            173
Range of exercise price             $7.50-$10.23          $7.50     $7.50-$10.23          $7.50

      On May 10, 2000, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record on July 11, 2000, where an additional 199,102 shared were issued on July 28, 2000. The earnings per share computations for all periods presented have been adjusted for the stock dividend.

REPORTING COMPREHENSIVE INCOME

      The Company reports comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the nine months ended September 30, 2000 and 1999 was a loss on foreign currency translation of $635,000 and $52,000, respectively.

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

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. The loan agreement is subject to various financial covenants to which the Company must comply. The Company is in compliance with the loan covenants at September 30, 2000.

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


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                        2000           1999                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales

     Aerospace                                      $  2,538          1,685              $  6,090          3,965
     CompositAir                                       1,668          3,180                 5,923          9,736
     Commercial                                          771            661                 2,231          1,883
     NP Aerospace                                      2,629          6,133                 9,575         14,337
     SBC                                               5,675              -                12,965              -
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                           13,281         11,659              $ 36,784         29,921

Income before income taxes
     Aerospace                                           790            428              $  1,868            939
     CompositAir                                         136            503                   739          1,948
     Commercial                                          101            104                   328            251
     NP Aerospace                                         96            863                 1,231          1,849
     SBC                                                  64              -                   222              -
     Unallocated corporate expenses                     (149)           (92)                 (425)          (249)
-----------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                       1,152          1,965                 3,963          4,738

Depreciation and amortization

     Aerospace                                            95            110                   305            332
     CompositAir                                          70             71                   206            204
     Commercial                                           36             39                   113            117
     NP Aerospace                                         38             39                   122            121
     SBC                                                 149              -                   338              -
------------------------------------------------------------------------------------------------------------------------------------
Total depreciation and amortization                      388            259                 1,084            774

Capital expenditures

     Aerospace                                           225             20                   345             84
     CompositAir                                           -            103                     -            373
     Commercial                                            9            (18)                    2             13
     NP Aerospace                                        102            119                   277            245
     SBC                                                 107              -                   258              -
------------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                               443            224                   882            715


         The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).


                                                        September 30, 2000          December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
Total assets

     Aerospace                                                    $  5,042                      4,735
     CompositAir                                                     2,589                      3,469
     Commercial                                                      1,061                      1,024
     NP Aerospace                                                    9,622                      9,455
     SBC                                                            17,980                          -
     Unallocated corporate                                           3,130                      6,551
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 39,424                     25,234

The table below presents information related to geographic areas in which Reinhold operated in 2000 and 1999 (in thousands):


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                        2000           1999                  2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales

     United States                                  $  9,529          4,940             $  24,439         13,976
     United Kingdom                                    2,439          4,591                 8,507         12,526
     Germany                                             183            589                   715          1,558
     Switzerland                                         300              -                 1,285            244
     Canada                                              486              -                 1,123              -
     Africa                                                -          1,381                    96          1,381
     Other                                               344            158                   619            236
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                           13,281         11,659              $ 36,784         29,921


SUBSEQUENT EVENT

         The Company has been informed that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at the Valley Forge National Historical Park Site ("Valley Forge Site") located in Montgomery County, Pennsylvania and at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). CERCLA imposes liability for the costs of responding to a release or threatened release of "hazardous substances" into the environment. CERCLA liability is imposed without regard to fault. PRPs under CERCLA include current owners and operators of the site, owners and operators at the time of disposal, as well as persons who arranged for disposal or treatment of hazardous substances sent to the site, or persons who accepted hazardous substances for transport to the site.

         On June 16, 2000 the U.S. Department of Justice notified the Company that it may be a PRP with respect to the Valley Forge Site and demanded payment for past costs incurred by the United States in connection with the site, which the Department of Justice estimated at $1,753,726 incurred by the National Park Service as of May 31, 2000 and $616,878 incurred by the United States Environmental Protection Agency ("EPA") as of November 30, 1999.

     With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is in the process of evaluating its potential environmental liability exposure at the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Company is in the process of investigating the claims brought forth by the U.S. Department of Justice. As of November 10, 2000, it is uncertain if any material negative determination will be made against the Company. As of September 30, 2000, no liability has been recorded for future costs related to this action. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND

                       ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

                               September 30, 2000

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

Comparison of Third Quarter 2000 to 1999

      In the third quarter of 2000, net sales increased $1.6 million, or 13.9%, to $13.3 million, compared to third quarter 1999 sales of $11.7 million. The acquisition of Samuel Bingham Company ("SBC") on March 9, 2000 added $6.1 million to third quarter 2000 sales. Sales decreased by $1.5 million (47.5%) at CompositAir due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales increased $0.9 million in the Aerospace business unit due to increased shipments of missile components and rocket nozzles. Sales at NP Aerospace decreased by $3.5 million due to lower seatback ($0.6 million) and armored vehicle ($2.9 million) shipments. Sales in the Commercial business unit were $0.1 higher due to increased tooling shipments.

      Excluding the impact of the SBC acquisition, gross profit margin increased to 31.2% in the third quarter of 2000 compared to 27.8% in the third quarter 1999. This was primarily due to higher sales in the Aerospace business unit, and the increased absorption of fixed overhead costs, and lower material costs at CompositAir.

      Selling, general and administrative expenses for the third quarter 2000 were $2.7 million (20.0% of sales) compared to $1.3 million (11.1% of sales) for the same quarter of 1999. SBC accounted for $1.3 of the increased cost.

      Interest expense in the third quarter of 2000 was $0.3 million compared to interest expense of $0.03 million in the third quarter of 1999 due to the SBC acquisition loan. Interest income for the quarter was $0.1 million compared to $0.06 million in 1999.

      Income before income taxes was $1.2 million (8.7% of sales) in the third quarter of 2000 vs. $2.0 million (16.9% of sales) in the same period of 1999. Income before income taxes at NP Aerospace was $0.2 million (8.0% of sales) in 2000 compared to $1.0 million (16.7% of sales) in 1999 due to lower seatback and armored vehicle shipments. Income before income taxes for CompositAir was $0.1 million (8.2% of sales) in 2000 compared with $0.5 million (15.8% of sales) in 1999 due to substantially lower revenues. Income before income taxes for Aerospace was $0.8 million (31.1% of sales) in 2000 compared with $0.4 million (25.4% of sales) in 1999 due to higher revenues. Income before income taxes at SBC was $0.1 million (1.1% of sales).

      A tax provision of $0.1 million was recorded in the third quarter of 2000. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Comparison of First Nine Months 2000 to 1999

      In the first nine months of 2000, net sales increased $6.9 million, or 23%, to $36.8 million, compared to the first nine months 1999 sales of $29.9 million. Sales increased by $13.0 million at SBC, due to the acquisition date of March 2000. CompositAir sales were lower by $3.8 million (39.2%) due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales at NP Aerospace decreased by $4.8 million due to lower seatback ($1.5 million) and armored vehicle ($3.5 million) shipments offset by higher commercial sales. Sales increased $2.1 million in the Aerospace business unit due to increased shipments of missile components and rocket nozzles. Sales in the Commercial business unit were $0.3 higher due to increased tooling shipments.

      Gross profit margin increased to 30.1% in the first nine months of 2000 compared to 26.9% in the first nine months of 1999 primarily due to higher Aerospace sales and the elimination of scrap and other inventory related losses at NP Aerospace. Gross profit margin for Aerospace increased to 43.2% in 2000 from 37.1% in 1999. Gross profit margin for CompositAir increased to 30.8% in 2000 from 30.5% in 1999.Gross profit margin for Commercial increased to 27.7% in 2000 from 26.8% in 1999. Gross profit margin for NP Aerospace increased to 24.5% in 2000 from 21.6% in 1999. Gross profit margin for SBC was 28.3%.

      Selling, general and administrative expenses for the first nine months of 2000 were $6.8 million (18.4% of sales) compared to $3.4 million (11.2% of sales) for the first nine months of 1999. SBC accounted for $2.9 of the increased cost. Acquisition advisory fees and NASDAQ application fees were $0.2 million higher than 1999.

      Interest expense for the first nine months of 2000 was $0.6 million compared to interest expense of $0.1 in 1999 due to the SBC acquisition loan. Interest income was $0.08 million higher due to larger cash balances.

      Income before income taxes was $4.0 million (10.8% of sales) during the first nine months of 2000 vs. $4.7 million (15.8% of sales) in the same period of 1999. Income before income taxes at NP Aerospace was $1.2 million (12.9% of sales) in 2000 compared to $1.8 million (12.9% of sales) in 1999 due to decreased sales offset by lower scrap and other inventory related costs. Income before income taxes for CompositAir was $0.7 million (12.5% of sales) in 2000 compared with $1.9 million (20.0% of sales) in 1999 due to substantially lower revenues. Income before income taxes for Aerospace was $1.9 million (30.1% of sales) in 2000 compared with $0.9 million (23.7% of sales) in 1999 due to higher revenues. Income before income taxes at SBC was $0.2 million (1.7% of sales).

      A tax provision of $0.4 million was recorded in the first nine months of 2000. The effective tax rate for the United Kingdom is approximately 30%. In the United States, the Company intends to use net operating loss carryovers to offset future taxable income and, accordingly, has an effective tax rate of 3% for alternative minimum taxes. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilized in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

Liquidity and Capital Resources

      As of September 30, 2000, working capital was $12.0 million, up $0.3 million from December 31, 1999. Cash and cash equivalents of $6.7 million held at September 30, 2000 were $2.7 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.0 million of net cash used for the SBC acquisition.

      Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2000. Net cash provided by operating activities was $4.3 million for the comparable period in 1999. The decrease over the prior period relates to the increased payout of cash bonuses in the first quarter of 2000 relating to 1999 and the decreased profitability of the Company.

      Net cash used in investing activities for the nine months ended September 30, 2000 totaled $15.9 million and consisted of the acquisition of SBC for $15.0 million and capital expenditures of $0.9 million. Net cash used in investing activities for the nine months ended September 30, 1999 consisted of capital expenditures totaling $0.7 million.

      Net cash provided by financing activities for the nine months ended September 30, 2000 totaled $10.3 million and consisted of the proceeds of the SBC acquisition loan from B of A of $11.0 million less repayment of other long-term debt. Net cash used in financing activities for the nine months ended September 30, 1999 totaled $0.3 million and consisted of repayment of long-term debt.

      Expenditures   in  2000  and  1999  related  to  investing  and  financing activities were financed by existing cash and cash equivalents and proceeds from the B of A loans.

      The Company does not have any current material commitments of capital expenditures at September 30, 2000.

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

      On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. The loan agreement is subject to various financial covenants to which the Company must comply. The Company is in compliance with the loan covenants at September 30, 2000.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements.

Stock Dividend

      On May 10, 2000, the Board of Directors approved a 10% dividend, payable in stock of the Company, to shareholders of record as of July 11, 2000. Dividends calculated as fractional shares were paid in cash. The dividend was paid on July 28, 2000. The Company has retroactively reflected the impact of the stock dividend on all earnings per share calculations presented.

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

     Important factors that could cause actual results to differ materially from assessments or projections contained in the forward-looking statements include new developments in the law pertaining to CERCLA, the willingness of the Department of Justice to negotiate a resolution of its claims against the Company and the ability of the Company to investigate and establish facts relating to Keene's operations at and/or use of the Valley Forge and Casmalia Sites.

2000 Outlook

      Net income for the first three quarters of 2000 is significantly lower (14%) than 1999 for several reasons. CompositAir business unit revenues are 39% lower than 1999. We did expect a 15% - 20% decline in sales for 2000 due to ongoing commercial difficulties from our major customer, B/E Aerospace. However, the increased business forecasted for the second half of 2000 did not materialize and is not expected to until early 2001. Revenues at the NP Aerospace business unit are 33% lower than 1999. Seatback sales were adversely impacted by the B/E Aerospace situation. Additionally, sales of armored vehicles are 90% lower than 1999. This business is cyclical in nature and very difficult to predict.

      In the fourth quarter, our Aerospace business unit must ship 33% of their full year sales forecast to meet our internal projections. This task is achievable but formidable. A restructuring completed during October at our SBC business unit will eliminate excessive costs and begin to contribute more positively to net income. We are also in the process of selling an unneeded parcel of land for a profit. Our continuing expectation is that 2000 results, including the one-time gain on the land sale, will be better than 1999.

Subsequent Event

         The Company has been informed that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at the Valley Forge National Historical Park Site ("Valley Forge Site") located in Montgomery County, Pennsylvania and at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). CERCLA imposes liability for the costs of responding to a release or threatened release of "hazardous substances" into the environment. CERCLA liability is imposed without regard to fault. PRPs under CERCLA include current owners and operators of the site, owners and operators at the time of disposal, as well as persons who arranged for disposal or treatment of hazardous substances sent to the site, or persons who accepted hazardous substances for transport to the site.

         On June 16, 2000 the U.S. Department of Justice notified the Company that it may be a PRP with respect to the Valley Forge Site and demanded payment for past costs incurred by the United States in connection with the site, which the Department of Justice estimated at $1,753,726 incurred by the National Park Service as of May 31, 2000 and $616,878 incurred by the United States Environmental Protection Agency ("EPA") as of November 30, 1999.

     With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is in the process of evaluating its potential environmental liability exposure at the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations.

     The Company is in the process of investigating the claims brought forth by the U.S. Department of Justice. As of November 10, 2000, it is uncertain if any material negative determination will be made against the Company. As of September 30, 2000, no liability has been recorded for future costs related to this action. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1,2000.

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

     27    Financial Data Schedule

           b. Reports on Form 8-K

              8-K dated July 5, 2000 - 10% stock dividend

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

DATE: November 14, 2000

                            By: /S/ Brett R. Meinsen

                                Brett R. Meinsen

                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)