Form 10KSB40/A
period 1999-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2001-04-16
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

   Reinhold Industries, Inc. 1999 Annual Report to Stockholders - Parts I, II
              Reinhold Industries, Inc. Proxy Statement - Part III

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
YES   ; NO    X
   ---       ---

The Company is filing this amendment to its 1999 Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on March 27, 2000, in order to revise the financial statements and management's discussion and analysis of financial condition and results of operations section in that report. The Company is revising its financial statements to account for income taxes in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and to reverse recorded liabilities aggregating
$1,565,000 in accordance with the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." All amounts throughout the document have been restated accordingly. See also Note 13 to the consolidated financial statements.


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

As more fully described in Note 13 to the consolidated financial statements, the Company has restated its 1999 and 1998 consolidated financial statements.

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

Date:    April 16, 2001                       By:/s/ Brett R. Meinsen
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

           /s/ Michael T. Furry                              April 16, 2001
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)

           /s/ Ralph R. Whitney, Jr.                         April 16, 2001
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman

           /s/ Andrew McNally, IV                            April 16, 2001
           -------------------------------------
           Andrew McNally, IV- Director