Form 10-Q/A
period 2000-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2001-04-16
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations (as restated)                 3

Condensed Consolidated Balance Sheets (as restated)                           4

Condensed Consolidated Statements of Cash Flows (as restated)                 5

Notes to Condensed Consolidated Financial Statements (as restated)            6


Item 2.

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                         12


PART II - OTHER INFORMATION                                                   16

SIGNATURES                                                                    18

EXHIBITS                                                                      19


The Company is filing this amendment to its Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed with the Securities and Exchange Commission on May 12, 2000, in order to revise the financial statements and management's discussion and analysis of financial condition and results of operations section in that report. The Company is revising its financial statements to account for income taxes in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and to reverse recorded liabilities aggregating $1,565,000 that did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended

                                                                              March 31,

                                                                    2000                      1999
                                                                    ----                      ----
Net sales                                                          $9,601                  $ 8,688
Cost of goods sold                                                  6,864                    6,512
                                                                    -----                    -----

Gross profit                                                        2,737                    2,176
Selling, general and administrative expenses                        1,438                      929
                                                                    -----                    -----

Operating income                                                    1,299                    1,247
Interest expense, net                                                  (5)                     (10)
                                                                    -----                    -----

Income before income taxes                                          1,294                    1,237
Income taxes                                                          492                      470
                                                                    -----                    -----

Net income                                                        $   802                  $   767
                                                                    =====                    =====


Basic earnings per share                                          $  0.40                  $  0.38
Diluted earnings per share                                        $  0.39                  $  0.38

Weighted average common shares outstanding - basic                  1,999                    1,999
Weighted average common shares outstanding - diluted                2,032                    1,999


See accompanying notes to condensed consolidated financial statements





                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                           March 31, 2000       December 31, 1999
                                                           --------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 5,198                 $ 9,419
  Accounts receivable                                               7,561                   4,077
  Inventories                                                       5,695                   4,085
  Other current assets                                              1,871                   1,157
                                                                   ------                  ------
      Total current assets                                         20,325                  18,738
Property, plant and equipment, net                                 10,114                   5,726
Cost in excess of fair value of net assets of acquired
  companies - net                                                   7,828                     633
Other assets                                                          323                     137
                                                                   ------                  ------
                                                                  $38,590                 $25,234
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt                                $ 1,403                 $   503
  Accounts payable                                                  3,282                   1,825
  Accrued expenses                                                  3,188                   3,154
                                                                   ------                  ------
      Total current liabilities                                     7,873                   5,482

Long term debt - less current portion                              11,071                   1,125
Other long term liabilities                                           201                     204

Stockholders' equity:
  Preferred stock
      Authorized: 5,000,000 shares
      Issued and outstanding: None                                      -                       -
  Common stock
      Class A  - Authorized: 45,000,000 shares
      Issued and outstanding: 1,998,956 shares                         20                      20
Additional paid-in capital                                         12,634                  12,328
Retained earnings                                                   7,057                   6,255
Accumulated comprehensive loss                                       (266)                   (180)
                                                                   ------                  ------
    Stockholders' equity                                           19,445                  18,423
                                                                   ------                  ------
                                                                  $38,590                 $25,234
                                                                   ======                  ======

See accompanying notes to condensed consolidated financial statements






                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated)
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Three months Ended
                                                                               March 31,

                                                                     2000                    1999
                                                                     ----                    ----
Cash flow from operating activities:
  Net income                                                      $   802                $    767
Adjustments to reconcile net income to net
  cash provided by operating activities (net of effects
  of  acquisition):
    Depreciation and amortization                                     300                     253
    Additions to paid-in capital resulting from tax benefits          306                     342
    Foreign currency translation                                      (86)                   (158)
    Changes in assets and liabilities:
      Accounts receivable                                             (32)                   (100)
      Inventories                                                     130                     (91)
      Other current assets                                            (98)                    (68)
      Accounts payable                                               (100)                    118
      Accrued expenses                                               (512)                    934
      Other, net                                                       19                     (43)
                                                                   ------                  ------
Net cash provided by operating activities                             729                   1,954
                                                                   ------                  ------

Cash flow from investing activities:

   Acquisitions                                                   (15,705)                      -
   Capital expenditures                                               (91)                   (286)
                                                                   ------                  ------
Net cash (used in) investing activities                           (15,796)                   (286)
                                                                   ------                  ------

Cash flow from financing activities:

   Proceeds from long-term debt                                    11,000                       -
   Repayment of long term debt                                       (154)                   (114)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                10,846                    (114)
                                                                   ------                  ------

Net increase (decrease) in cash and cash equivalents               (4,221)                  1,554
Cash and cash equivalents, beginning of period                      9,419                   3,622
                                                                   ------                  ------
Cash and cash equivalents, end of period                          $ 5,198                 $ 5,176
                                                                   ======                  ======

Cash paid during period for:

  Income taxes                                                    $    79                 $     -
  Interest                                                        $    40                 $    47


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

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements are those of Reinhold as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999. The unaudited condensed consolidated financial statements have been prepared by the Company as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X and do not contain certain information that will be included in the Company's annual financial statements and notes thereto. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all material adjustments and disclosures necessary for a fair presentation have been made. Certain prior year amounts have been reclassified to conform to 2000 presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the annual report and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB/A, as amended for the restatement described below, filed with the Securities and Exchange Commission.

RESTATEMENT

        On July 31, 1996, the Company consummated its Plan of Reorganization under the Bankruptcy Code and emerged from bankruptcy. Pursuant to the guidelines provided by the American Institute of Certified Public Accountants in Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7), the Company adopted fresh start reporting as of the close of business on July 31, 1996.

In accordance with SOP 90-7, benefits from net operating loss carryforwards arising prior to the Company's reorganization (emergence from bankruptcy proceedings) should be recorded as additional paid-in capital. The Company misapplied such benefits as a reduction of income tax expense. The Company has recorded adjustments to restate its financial statements to correct the misapplication of such benefits. The effect of these adjustments was to increase the expected tax for 1999 from 10.3% to 38.0% and for 2000 from 14.4% to 38.0%. Accordingly, net income for the three months ended March 31, 1999 was reduced by $342,000 ($0.17 per diluted share) and net income for the three months ended March 31, 2000 was reduced by $306,000 ($0.16 per diluted share). The impact of this restatement did not change total stockholders' equity for any period presented herein.

Prior to 1995, the  Company  recorded  liabilities  of  $1,565,000 for estimated costs related to a proposed plant relocation. The recognition of these liabilities did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Accordingly, the Company has recorded adjustments to restate its financial statements to reverse these liabilities. The effect of these adjustments was to increase additional paid-in capital and decrease accrued expenses by $1,565,000 as of March 31, 2000 and December 31, 1999. These adjustments did not impact the results of operations of the Company for the three months ended March 31, 2000.

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

The pro forma unaudited results of operations for the three months ended March 31, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):

                                                            Three Months            Three Months
                                                                Ended                  Ended
                                                           March 31, 2000         March 31, 1999
                                                            (as restated)          (as restated)
                                                           --------------         --------------
      Net sales                                               $13,927                 $15,154
      Net income                                               $1,093                  $1,117
      Basic earnings per share                                 $ 0.55                   $0.56
      Diluted earnings per share                               $ 0.54                   $0.56

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

The reconciliations of basic and diluted weighted average shares are as follows:

                                                                           Three Months Ended

                                                                              March 31,

                                                                     2000                     1999
                                                                     ----                     ----

Net income                                                     $  802,000               $  767,000
                                                               ==========               ==========

Weighted average shares used in basic computation               1,998,956                1,998,956
Dilutive effect of stock options                                   32,580                        -
                                                                ---------                ---------
                  Weighted average shares used for diluted
                     calculation                                2,031,536                1,998,956
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

     A tax provision of $492,000, as restated, was recorded in the first quarter of 2000 as compared to $470,000, as restated, in the first quarter of 1999. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilzed in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $31,782,000 and net operating loss carryforwards for State income tax purposes of approximately $5,551,000. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. The Company may utilize the State net operating losses by carrying them forward to offset future State taxable income, if any, through 2001. As more fully described in note 3 to notes to 1999 consolidated financial statements filed on Form 10-KSB/A, as amended, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2000, working capital was $12.5 million, down $0.8 million from December 31, 1999. Cash and cash equivalents of $5.2 million held at March 31, 2000 were $4.2 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.7 million of net cash used for the SBC acquisition.

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

DATE: April 16, 2001

                            By:     /S/ Brett R. Meinsen

                                    Brett R. Meinsen

                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)