Form 10-Q/A
period 2000-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2001-04-16
CIK 862255

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

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations (as restated)                  3

Condensed Consolidated Balance Sheets (as restated)                            4

Condensed Consolidated Statements of Cash Flows(as restated)                   5

Notes to Condensed Consolidated Financial Statements (as restated)             7


Item 2.

Management's Discussion and Analysis of Financial

     Condition and Results of Operations                                      14


PART II - OTHER INFORMATION                                                   20

SIGNATURES                                                                    22

EXHIBITS                                                                      23

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000, in order to revise the financial statements and management's discussion and analysis of financial condition and results of operations section in that report. The Company is revising its financial statements to account for income taxes in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and to reverse recorded liabilities aggregating $1,565,000 that did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,

                                                  2000                      1999
                                                  ----                      ----
Net sales                                      $13,902                  $ 9,574
Cost of goods sold                               9,558                    6,944
                                                 -----                    -----

Gross profit                                     4,344                    2,630
Selling, general and administrative expenses     2,657                    1,124
                                                ------                   ------

Operating income                                 1,687                    1,506
Interest expense (income), net                     170                      (30)
                                               -------                  -------

Income before income taxes                       1,517                    1,536
Income taxes                                       576                      584
                                                ------                  -------

Net income                                     $   941                  $   952
                                                ======                    =====


Earnings per share - basic                     $   0.43                 $  0.43
Earnings per share - diluted                   $   0.42                 $  0.43

Weighted average common shares
  outstanding - basic                             2,198                   2,198
Weighted average common shares
  outstanding - diluted                           2,230                   2,198


See accompanying notes to condensed consolidated financial statements




                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                      Six Months Ended
                                                          June 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $23,503                  $18,262
Cost of goods sold                              16,422                   13,460
                                                ------                   ------

Gross profit                                     7,081                    4,802
Selling, general and administrative expenses     4,095                    2,049
                                                ------                   ------

Operating income                                 2,986                    2,753
Interest expense (income), net                     175                      (20)
                                                ------                  -------

Income before income taxes                       2,811                    2,773
Income taxes                                     1,068                    1,054
                                                ------                  -------

Net income                                     $ 1,743                  $ 1,719
                                                ======                   ======


Earnings per share - basic                     $   0.79                 $  0.78
Earnings per share - diluted                   $   0.78                 $  0.78

Weighted average common shares
  outstanding - basic                             2,198                   2,198
Weighted average common shares
  outstanding - diluted                           2,230                   2,198



See accompanying notes to condensed consolidated financial statements



                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                           June 30, 2000       December 31, 1999
                                           -------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $  6,044                $  9,419
  Accounts receivable                             7,102                   4,077
  Inventories                                     5,637                   4,085
  Other current assets                            2,238                   1,157
                                                -------                 -------
      Total current assets                       21,021                  18,738
Property, plant and equipment, net               10,103                   5,726
Cost in excess of fair value of net assets of
  acquired companies - net                        7,754                     633
Other assets                                        381                     137
                                                -------                --------
                                               $ 39,259                $ 25,234
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt             $  1,403                $    503
  Accounts payable                                2,765                   1,825
  Accrued expenses                                3,526                   3,154
                                                 ------                  ------
      Total current liabilities                   7,694                   5,482

Long term debt - less current portion            10,954                   1,125
Other long term liabilities                         197                     204

Stockholders' equity:
  Preferred stock:
      Authorized: 5,000,000 shares
      Issued and outstanding: None                    -                       -
  Common stock:
      Class A  - Authorized: 45,000,000 share
      Issued and outstanding: 1,998,956 shares       20                      20
Additional paid-in capital                       13,064                  12,328
Retained earnings                                 7,998                   6,255
Accumulated comprehensive loss                     (668)                   (180)
                                                 ------                  ------
      Stockholders' equity                       20,414                  18,423
                                                 ------                  ------
                                               $ 39,259                $ 25,234
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements





                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated)
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Six months Ended
                                                                 June 30,

                                                          2000             1999
                                                          ----             ----
Cash flow from operating activities:
Net income                                            $ 1,743         $  1,719
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
  Depreciation and amortization                            696              515
  Additions to paid-in capital resulting from
    tax benefits                                           736              753
  Foreign currency translation                            (488)            (350)
 Changes in assets and liabilities:
  Accounts receivable                                      427             (686)
  Inventories                                              188             (948)
  Other current assets                                    (465)              28
  Accounts payable                                        (617)             845
  Accrued expenses                                        (174)           1,311
  Other, net                                                (6)             (34)
                                                        ------         --------
Net cash provided by operating activities                2,040            3,153
                                                        ------         --------

Cash flow from investing activities:

 Acquisitions                                          (15,705)               -
 Capital expenditures                                     (439)            (491)
                                                      --------         --------
Net cash (used in) investing activities                (16,144)            (491)
                                                      --------         --------

Cash flow from financing activities:

  Proceeds from long-term debt                          11,000                -
  Repayment of long term debt                             (271)            (231)
                                                       -------          -------
Net cash provided by (used in) financing activities     10,729             (231)
                                                       -------          -------

Net increase (decrease) in cash and cash equivalents    (3,375)           2,431
Cash and cash equivalents, beginning of period           9,419            3,622
                                                       -------          -------
Cash and cash equivalents, end of period               $ 6,044         $  6,053
                                                       =======          =======

Cash paid during period for:

  Income taxes                                         $   122         $      -
  Interest                                             $    68         $     88


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

In accordance with SOP 90-7, benefits from net operating loss carryforwards arising prior to the Company's reorganization (emergence from bankruptcy proceedings) should be recorded as additional paid-in capital. The Company misapplied such benefits as a reduction of income tax expense. The Company has recorded adjustments to restate its financial statements to correct the misapplication of such benefits. The effect of these adjustments was to increase the expected tax for 1999 from 11.8% to 38.0% and for 2000 from 10.9% to 38.0%. Accordingly, net income for the six months ended June 30, 1999 was reduced by $753,000 ($0.34 per diluted share) and net income for the six months ended June 30, 2000 was reduced by $736,000 ($0.33 per diluted share). The impact of this restatement did not change total stockholders' equity for any period presented herein.

Prior to 1995, the  Company  recorded  liabilities  of  $1,565,000 for estimated costs related to a proposed plant relocation. The recognition of these liabilities did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Accordingly, the Company has recorded adjustments to restate its financial statements to reverse these liabilities. The effect of these adjustments was to increase additional paid-in capital and decrease accrued expenses by $1,565,000 as of June 30, 2000 and December 31, 1999. These adjustments did not impact the results of operations of the Company for the three months and six months ended June 30, 2000.


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

The pro forma unaudited results of operations (as restated) for the three months ended June 30, 1999 and six months ended June 30, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):

                                  Three Months Ended        Six Months Ended
                                             June 30,            June 30,
                                                 1999        2000           1999
                                           ----------   -------------  ---------
Net sales                                     $15,604        $27,829     $30,758
Net income                                     $1,160         $1,978      $1,927
Earnings per share - basic                      $0.53          $0.90       $0.88
Earnings per share - diluted                    $0.53          $0.89       $0.88

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

The reconciliations of basic and diluted weighted average shares are as follows:

                                         Three Months Ended                Six Months Ended
                                              June 30,                           June 30,
                                          2000         1999                 2000          1999
                                   -------------------------         --------------------------
Net income                          $  941,000    $  952,000          $1,743,000    $ 1,719,000
                                    ==========    ==========          ==========    ===========

Weighted average shares used
 in basic computation                2,198,058     2,198,058           2,198,058      2,198,058
Dilutive effect of stock options        32,252            --              32,392             --
                                     ---------     ---------          ----------      ---------
  Weighted average shares used
  for diluted calculation            2,230,310     2,198,058           2,230,450      2,198,058
                                     =========     =========           =========      =========

Stock options outstanding              162,000       173,000             162,000        173,000
Range of exercise price           $8.25-$11.00  $8.25-$11.00        $8.25-$11.00   $8.25-$11.00

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

     A tax provision of $576,000, as restated, was recorded in the second quarter of 2000 as compared to $584,000, as restated, in the second quarter of 1999. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilzed in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

     At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $31,782,000 and net operating loss carryforwards for State income tax purposes of approximately $5,551,000. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. The Company may utilize the State net operating losses by carrying them forward to offset future State taxable income, if any, through 2001. As more fully described in note 3 to the 1999 consolidated financial statements filed on Form 10-KSB/A, as amended, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

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

     A tax provision of $1,068,000, as restated, was recorded in the first six months of 2000 as compared to $1,054,000, as restated, in the first six months of 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation management.

     At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $31,782,000 and net operating loss carryforwards for State income tax purposes of approximately $5,551,000. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. The Company may utilize the State net operating losses by carrying them forward to offset future State taxable income, if any, through 2001. As more fully described in note 3 to the 1999 consolidated financial statements filed on Form 10-KSB/A, as amended, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

     As of June 30, 2000 and December 31, 1999, working capital was $13.3 million. Cash and cash equivalents of $6.0 million held at June 30, 2000 were $3.4 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.7 million of net cash used for the SBC acquisition.

      Net cash provided by operating activities was $2.0 million for the six months ended June 30, 2000. Net cash provided by operating activities was $3.2 million for the comparable period in 1999. The decrease over the prior period relates to the increased payout of cash bonuses in the first quarter of 2000 relating to 1999 and a $1.0 million customer prepayment received in 1999.

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