Form 10-Q/A
period 2000-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2001-04-16
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q/A

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

The Company is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Securities and Exchange Commission on November 14, 2000, in order to revise the financial statements and management's discussion and analysis of financial condition and results of operations section in that report. The Company is revising its financial statements to account for income taxes in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"(SOP 90-7) and to reverse recorded liabilities aggregating $1,565,000 that did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                          September 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $13,281                 $ 11,659
Cost of goods sold                               9,286                    8,417
                                                ------                   ------

Gross profit                                     3,995                    3,242
Selling, general and administrative expenses     2,660                    1,303
                                                ------                   ------

Operating income                                 1,335                    1,939
Interest expense (income), net                     183                      (26)
                                                ------                   ------

Income before income taxes                       1,152                    1,965
Income taxes                                       438                      746
                                                ------                   ------

Net income                                     $   714                  $ 1,219
                                                ======                   ======


Earnings per share - basic                     $  0.32                  $  0.55
Earnings per share - diluted                   $  0.32                  $  0.55

Weighted average common shares
  outstanding - basic                            2,198                    2,198
Weighted average common shares
  outstanding - diluted                          2,239                    2,227


See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                        Nine Months Ended
                                                          September 30,

                                                  2000                     1999
                                                  ----                     ----
Net sales                                      $36,784                  $29,921
Cost of goods sold                              25,708                   21,877
                                                ------                   ------

Gross profit                                    11,076                    8,044
Selling, general and administrative expenses     6,755                    3,352
                                                ------                   ------

Operating income                                 4,321                    4,692
Interest expense (income), net                     358                      (46)
                                                ------                   ------

Income before income taxes                       3,963                    4,738
Income taxes                                     1,506                    1,800
                                                ------                  -------

Net income                                     $ 2,457                  $ 2,938
                                                ======                   ======


Earnings per share - basic                    $   1.12                  $  1.34
Earnings per share - diluted                  $   1.10                  $  1.34

Weighted average common shares
  outstanding - basic                            2,198                    2,198
Weighted average common shares
  outstanding - diluted                          2,243                    2,200



See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                     September 30, 2000        December 31, 1999
                                     ------------------        -----------------
ASSETS
Current assets:

  Cash and cash equivalents                    $  6,680                 $ 9,419
  Accounts receivable                             7,069                   4,077
  Inventories                                     5,290                   4,085
  Other current assets                            2,175                   1,157
                                                -------                 -------
      Total current assets                       21,214                  18,738
Property, plant and equipment, net               10,223                   5,726
Cost in excess of fair value of net assets of
  acquired companies - net                        7,630                     633
Other assets                                        357                     137
                                                -------                --------
                                               $ 39,424                $ 25,234
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt             $  1,715               $     503
  Accounts payable                                2,531                   1,825
  Accrued expenses                                3,433                   3,154
                                                 ------                  ------
      Total current liabilities                   7,679                   5,482

Long term debt - less current portion            10,213                   1,125
Other long term liabilities                         194                     204

Stockholders' equity:
  Preferred stock:
      Authorized: 5,000,000 shares
      Issued and outstanding: None                    -                       -
  Common stock:
      Class A  - Authorized: 45,000,000 shares
      Issued and outstanding: 2,198,058 shares       22                      20
Additional paid-in capital                       15,218                  12,328
Retained earnings                                 6,913                   6,255
Accumulated comprehensive loss                     (815)                   (180)
                                                 ------                  ------
      Stockholders' equity                       21,338                  18,423
                                                 ------                  ------
                                               $ 39,424                $ 25,234
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements


                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (as restated)
                             (Amounts in thousands)

                                   (Unaudited)

                                                            Nine months Ended
                                                               September 30,

                                                           2000            1999
                                                           ----            ----
Cash flow from operating activities:

Net income                                              $ 2,457        $  2,938
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of acquisition):
  Depreciation and amortization                           1,084             774
  Additions to paid-in capital resulting from
    tax benefits                                          1,100           1,199
  Foreign currency translation                             (635)            (52)
 Changes in assets and liabilities:
  Accounts receivable                                       461            (964)
  Inventories                                               547            (109)
  Other current assets                                     (674)           (377)
  Accounts payable                                       (1,328)            157
  Accrued expenses                                         (294)            757
  Other, net                                                162             (60)
                                                         ------          ------
Net cash provided by operating activities                 2,880           4,263
                                                         ------          ------

Cash flow used in investing activities:

 Acquisitions                                           (15,030)              -
 Capital expenditures                                      (882)           (715)
                                                        -------          ------
Net cash (used in) investing activities                 (15,912)           (715)
                                                        -------          ------

Cash flow from financing activities:

  Proceeds from long-term debt                           11,000               -
  Repayment of long term debt                              (700)           (337)
  Dividends paid                                             (7)              -
                                                        -------          ------
Net cash provided by (used in) financing activities      10,293            (337)
                                                        -------          ------

Net increase (decrease) in cash and cash equivalents     (2,739)          3,211
Cash and cash equivalents, beginning of period            9,419           3,622
                                                        -------         -------
Cash and cash equivalents, end of period                $ 6,680        $  6,833
                                                        =======         =======

Cash paid during period for:

  Income taxes                                          $   183        $      -
  Interest                                              $   244        $    108


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

In accordance with SOP 90-7, benefits from net operating loss carryforwards arising prior to the Company's reorganization (emergence from bankruptcy proceedings) should be recorded as additional paid-in capital. The Company misapplied such benefits as a reduction of income tax expense. The Company has recorded adjustments to restate its financial statements to correct the misapplication of such benefits. The effect of these adjustments was to increase the expected tax for 1999 from 12.7% to 38.0% and for 2000 from 10.2% to 38.0%. Accordingly, net income for the nine months ended September 30, 1999 was reduced by $1,199,000 ($0.54 per diluted share) and net income for the nine months ended September 30, 2000 was reduced by $1,100,000 ($0.49 per diluted share). The impact of this restatement did not change total stockholders' equity for any period presented herein.

Prior to 1995, the Company recorded liabilities of $1,565,000 for estimated costs related to a proposed plant relocation. The recognition of these liabilities did not meet the requirements of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Accordingly, the Company has recorded adjustments to restate its financial statements to reverse these liabilities. The effect of these adjustments was to increase additional paid-in capital and decrease accrued expenses by $1,565,000 as of September 30, 2000 and December 31, 1999. These adjustments did not impact the results of operations of the Company for the three months and nine months ended September 30, 2000.


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

The pro forma unaudited results of operations (as restated) for the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999, assuming consummation of the purchase of Samuel Bingham Company as of January 1, 1999 are as follows (in thousands, except earnings per share data):


                                   Three Months Ended         Nine Months Ended
                                        September 30,           September 30,
                                                 1999        2000           1999
                                           ----------   ------------------------
      Net sales                               $17,170        $41,110     $47,928
      Net income                               $1,484         $2,692      $3,688
      Earnings per share - basic                $0.68          $1.22       $1.68
      Earnings per share - diluted              $0.67          $1.20       $1.68

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):


                                            Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                            2000           1999             2000           1999
                                          ------         ------           ------         ------
Net income                                $  714         $1,219           $2,457         $2,938
                                          ======         ======           ======         ======

Weighted average shares used
 in basic computation                      2,198          2,198            2,198          2,198
Dilutive effect of stock options              41             29               45              2
                                           -----          -----            -----          -----
Weighted average shares used
  for diluted calculation                  2,239          2,227            2,243          2,200
                                           =====          =====            =====          =====
Stock options outstanding                    187            173              187            173
Range of exercise price                 $7.50-$10.23      $7.50     $7.50-$10.23          $7.50

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

     A tax provision of $438,000, as restated, was recorded in the third quarter of 2000 as compared to $746,000, as restated, in the third quarter of 1999. In determining the recognition of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets not utilzed in 2000 is dependent upon the generation of future taxable income during the periods in which the net operating losses are deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income (losses) and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will not realize the benefits of these deductible differences. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and adjustment.

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

      A tax provision of $1,506,000, as restated, was recorded in the first nine months of 2000 as compared to $1,800,000, as restated, in the first nine months of 1999. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation management.

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

Liquidity and Capital Resources

      As of September 30, 2000, working capital was $13.5 million, up $0.3 million from December 31, 1999. Cash and cash equivalents of $6.7 million held at September 30, 2000 were $2.7 million lower than cash and cash equivalents held at December 31, 1999 primarily due to $4.0 million of net cash used for the SBC acquisition.

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