Form 10-K
period 2000-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2001-04-16
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
-----    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         TRANSITION  REPORT  UNDER   SECTION  13 OR  15(d)  OF  THE   SECURITIES
------   EXCHANGE ACT OF 1934 FOR THE TRANSITION  PERIOD  FROM _____ to _______


                         COMMISSION FILE NUMBER 0-18434

                            REINHOLD INDUSTRIES, INC.
    -----------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                                          13-2596288
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 12827 East Imperial Hwy, Santa Fe Springs, California                   90670
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

Registrant's telephone number, including area code  (562) 944-3281

CLASS A COMMON STOCK, PAR VALUE $.01                   OTC BULLETIN BOARD
-------------------------------------               ----------------------------
   (Title of each class)                            (Name   of  each exchange on
                                                     which registered)

Securities registered under Section 12(g) of the Exchange Act: NONE
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 15, 2001 was $17,584,000.

The number of shares of common stock outstanding as of March 15, 2001 were 2,198,058.

Documents incorporated in part by reference:

Reinhold Industries, Inc. 2000 Annual Report to Stockholders - Parts I, II Reinhold Industries, Inc. Proxy Statement - Part III

PART I

Item  1.  BUSINESS

         Reinhold Engineered Plastics, the forerunner to today's Reinhold Industries, Inc., was founded in 1928. The purpose of the business was the molding of components from Bakelite, the first commercially available polymer molding material.

         In the 1940's, Reinhold was a pioneer in making some of the earliest fiberglass plastic components for the aircraft industry such as radomes and antenna covers.

         In the early 1950's, with the advent of the missile industry, Reinhold moved into the newly created field of ablative composites. Ablative composites are fiber reinforced polymer structures which absorb, as they decay, the destructive thermal energy generated by burning rocket propellants or hypersonic re-entry. This field became Reinhold's core business for decades to come.

         In the 1970's, the molding of structures from fiberglass polyester Sheet Molding Compound (SMC) was a new and growing industry in the Eastern U.S. Reinhold was convinced that the potential of the SMC material was broad enough that markets in the West could be found and developed. These markets included swimming pool filter tanks and in-ground lighting housings.

         From the 1950's through the early 1980's, Reinhold went through a number of ownership and name changes. In June 1984, Reinhold was sold to Keene Corporation, an operating division of Bairnco Corporation. In 1990, following Bairnco's spin-off of its Keene Corporation subsidiary to Bairnco's shareholders, Reinhold became an incorporated (Delaware) entity and a direct wholly-owned subsidiary of Keene Corporation.

         On December 3, 1993, Keene Corporation ("Keene") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United State Code (the "Bankruptcy Code") in the United States Bankruptcy Court in the Southern District of New York (the "Bankruptcy Court"), Case No. 93-B-46090 (SMB). Keene's Chapter 11 filing came as a direct result of tens of thousands of asbestos-related lawsuits which named Keene as a party. Reinhold did not file any petitions for relief under the bankruptcy code and continued to operate in the normal course of business.

         Keene's asbestos-related liabilities stem entirely from its 1968 purchase of Baldwin-Ehret-Hill, Inc. ("BEH"), a manufacturer of acoustical ceilings, ventilation systems, and thermal insulation products. Over the past 20 years, Keene spent over $530 million (approximately 75% of which has been in the form of insurance proceeds) in connection with Asbestos-Related Claims asserted against Keene, all stemming from Keene's ownership, for a period of approximately five years, of BEH.

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

         Today, Reinhold Industries, Inc. is a manufacturer of advanced custom composite components, sheet molding compounds and rubber rollers for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense, aerospace, printing and other commercial industries. Reinhold is currently organized in five operating segments as follows:

         Aerospace - The Aerospace business unit manufactures structural and ablative composite components mainly for subcontractors of the U.S. defense industry. These components include rocket nozzles, exit cones, re-entry heatshields, radomes, and airframe and missile frames. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility.

         During 2000, Aerospace's sales increased dramatically due to the award of a major contract (to be completed in early 2001) and business transferred from a competitor. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to two major customers constituted approximately 55% of this business units' total sales in 2000. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers.

         Due to reduced military spending in recent years, business consolidation in the markets the Company serves continue to persist. On January 31, 2001, Alliant Techsystems, Inc. ("ATK") announced that it would be purchasing Thiokol Propulsion ("Thiokol") from Alcoa, Inc. Both ATK and Thiokol are major customers of the Company. The impact, if any, to the Company due to this transaction is indeterminable at this time.

         CompositAir - In May 1994, Reinhold acquired CompositAir from SP Systems, Inc. CompositAir is a niche manufacturer of composite commercial aircraft seatbacks and other commercial products. CompositAir has been in continuous production of composite seat back frames since 1980. Composites of epoxy, phenolic, or other resin systems, reinforced with aramid or other glass fibers, are laminated into the complex shapes required by today's feature-packed commercial aircraft seats. The weight of frames so produced is 30% to 40% less than equivalent aluminum frames. CompositAir operates in both Camarillo, California and Santa Fe Springs, California.

         Almost 100% of CompositAir's sales are from two major customers. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. In 2000, sales dropped by 38% compared to 1999. The decline was due to commercial difficulties at one of CompositAir's main customers as well as a temporary decline in the general aircraft marketplace.

         Commercial - The Commercial business unit manufactures compression molded "SMC" (Sheet Molding Compound) products for lighting, water filtration and other various commercial and aerospace applications. SMC formulations include thermosetting polymer matrix resins, glass fibers and other additives which provide strength, stiffness, and protection from corrosion, chemical environments and ultraviolet degradation.

         During 2000, sales increased by 27% over 1999 due mainly to sales of compression molding tooling used for manufacture of products.

         NP Aerospace - On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound)20,000,000). Additional payments of (pound)0 and (pound)140,000 ($227,000) were capitalized in 2000 and 1999, respectively, as part of the purchase price. NP Aerospace operates in Coventry, England.

         Additional  information on the NP Aerospace acquisition is set forth in
Note 2 to the Consolidated Financial Statements on page 32 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 22 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

         NP Aerospace manufactures a wide variety of composite products including compression molded canopies for street lights, commercial aircraft seatback frames, aramid composite combat helmets, protective personal body armor, carbon composite radiography support couches and light-armored composite vehicle structures.

         NP Aerospace operates in niche marketplaces for the sale of commercial aircraft seatbacks, helmets and light armored vehicles. Due to the limited marketplaces for these products, sales from year-to-year are very uncertain. Due to the high selling price of vehicles, large swings in revenue are possible. Overall sales in 2000 were 32% lower than in 1999 due mainly to the lack of new orders for vehicles.

         Samuel Bingham Enterprises, Inc. - On March 9, 2000, Samuel Bingham Enterprises, Inc., a newly formed wholly-owned subsidiary of Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Samuel Bingham Company for $15.2 million in cash. A majority of the purchase price was financed through a five year term loan with the Bank of America for $11.0 million with the balance being paid from cash on hand.

         Samuel Bingham Company ("Bingham") is a manufacturer and supplier of graphic arts and industrial rollers for a variety of applications. Samuel Bingham was born in 1789 and began manufacturing rollers for the printing industry in 1848. The Company has been in continuous existence since that date. In addition to serving the graphic arts marketplace, the Company also serves other industries such as steel mills, paper mills, converters, metal coaters, textile mills and plastic processors. Products are manufactured from various elastomers including SBR, silicones, EPDM's, Hypalons, Buna N, Neoprenes, natural rubber, vinyl-nitriles, fluoroelastomers, polyether urethanes and polyester urethanes.

         Bingham manufactures at eight separate locations throughout the United States and sells through a direct sales force to approximately 3,000 customers. Due to the existence of many other manufacturers in the marketplace, the Company is forced to be highly competitive.

         Additional information on the Bingham acquisition is set forth in Note 2 to the Consolidated Financial Statements on page 33 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 22 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 40 through 42 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 21 through 22 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

         Significant Customers

         Information about significant customers is set forth in note 10 to the Consolidated Financial Statements on page 44 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.

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

         Refer to Item 3 for additional environmental legal proceedings.

         Patents and Trademarks

         Reinhold, through its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc., owns one patent registered with the United States Patent and Trademark Office for the "Method of Making Roll for Use in Printing" (U.S. Patent No. 4,492,012). The patent expires in January 2002. Samuel Bingham Enterprises, Inc. holds ten registered trademarks with expiration dates ranging from February 2002 through August 2009.

         Research and Development

         Research and development expenditures were approximately $327,000, $155,000 and $158,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Employees

         At December 31, 2000, Reinhold had 444 full-time employees and 10 part-time employees. Of these employees, 356 ( 346 full-time and 10 part-time) were employed in manufacturing and 98 (all full-time) in administration, product development and sales. Approximately 18% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 8% are based in Camarillo, California, approximately 24% are based at NP Aerospace located in Coventry, England and approximately 50% are based at the various manufacturing and administration facilities of Samuel Bingham. Approximately 70 of the employees in Coventry, England are represented by a labor union. Certain Samuel Bingham employees, approximately 55, located in San Leandro, California, Searcy, Arkansas and Blacklick, Pennsylvania are also represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 2.  DESCRIPTION OF PROPERTY

         The  following  chart  lists  the  principal   locations  and  size  of
Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.


LEASED OR OWNED
LOCATION                           USE                           SIZE                   LEASE EXPIRATION
-------------------------------------------------------------------------------------------------------------

Santa Fe Springs, CA               Administration and            130,000 sq. ft.        Leased (Expires 2014)
                                     Manufacturing
Camarillo, CA                      Manufacturing                 18,000 sq. ft.         Leased (Expires 2002)

Coventry, England                  Administration and            80,000 sq. ft          Own
                                     Manufacturing

Samuel Bingham Properties
-------------------------
Portland, OR                       Manufacturing                 14,000 sq. ft.         Leased (Expires 2006)
San Leandro, CA                    Manufacturing                 21,000 sq. ft.         Own
Kansas City, MO                    Manufacturing                 10,000 sq. ft.         Own
Kansas City, MO                    Manufacturing                 19,000 sq. ft.         Leased (Expires 2003)
Searcy, AK                         Manufacturing                 38,000 sq. ft.         Own
Dallas, TX                         Manufacturing                 16,000 sq. ft.         Own
Houston, TX                        Manufacturing                  9,000 sq. ft.         Own
College Park, GA                   Manufacturing                 16,000 sq. ft.         Own
Blacklick, PA                      Manufacturing                 22,000 sq. ft.         Own
Palmyra, NY                        Manufacturing                 17,000 sq. ft.         Leased (Expires 2003)
Franklin Park, IL                  Manufacturing                 13,000 sq. ft.         Leased (Expires 2003)
Montreal, Quebec, Canada           Manufacturing                 23,000 sq. ft.         Own
Bloomingdale, IL                   Administration                 4,000 sq. ft.         Leased (Expires 2004)
Cincinnati, OH                     Manufacturing                 15,000 sq. ft.         Own


         Construction of a new building and additional improvements at the Santa Fe Springs location are expected to be completed by the end of September 2001. Reinhold believes its facilities are utilized consistent with economic conditions and the requirements of its operations.

Item 3.  LEGAL PROCEEDINGS

          The Company has been informed that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at the Valley Forge National Historical Park Site ("Valley Forge Site") located in Montgomery County, Pennsylvania and at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). CERCLA imposes liability for the costs of responding to a release or threatened release of "hazardous substances" into the environment. CERCLA liability is imposed without regard to fault. PRPs under CERCLA include current owners and operators of the site, owners and operators at the time of disposal, as well as persons who arranged for disposal or treatment of hazardous substances sent to the site, or persons who accepted hazardous substances for transport to the site. Because PRPs' CERCLA liability to the government is joint and several, a PRP may be required to pay more than its proportional share of such costs. Liability among PRPs, however, is subject to equitable allocation through contribution actions.

         On June 16, 2000 the U.S. Department of Justice notified the Company that it may be a PRP with respect to the Valley Forge Site and demanded payment for past costs incurred by the United States in connection with the site, which the Department of Justice estimated at $1,753,726 incurred by the National Park Service as of May 31, 2000 and $616,878 incurred by the United States Environmental Protection Agency ("EPA") as of November 30, 1999. Payment of these past costs would not release the Company from liability for future response costs.

         Management believes that in or about 1977, the Company's predecessor, Keene Corporation ("Keene"), sold to the U.S. Department of Interior certain real property and improvements now located within the Valley Forge Site. Prior to the sale, Keene operated a manufacturing facility on the real property and may have used friable asbestos, the substance which gives rise to the claim at the Valley Forge Site. The Company is in the process of analyzing the legal foundations of the Department of Justice claim in light of the bankruptcy proceeding described below. The Company believes that two injunctions issued in 1996 in connection with Keene's bankruptcy proceeding under chapter 11 of Title 11 of the United States Code ("Bankruptcy Code") are relevant to the Justice Department's claim.

         As previously reported, Keene acquired Reinhold in 1984. On December 3, 1993, Keene filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Keene's chapter 11 filing came as a direct result of the demands on Keene of thousands of asbestos-related lawsuits that named Keene as a party. On July 31, 1996 (the "Effective Date"), Keene consummated its Fourth Amended Plan of Reorganization, as modified, under the Bankruptcy Code (the "Plan"). On the Effective Date, Reinhold was merged into and with Keene, with Keene becoming the surviving corporation. Keene, as the surviving corporation of the merger, was renamed Reinhold Industries, Inc. On the Effective Date, pursuant to the Plan the Company issued its Class B Common Stock to the Trustees of a Creditors' Trust, which was established under the Plan to administer Keene's asbestos liabilities. The Creditors' Trust has since sold most of its Class B Common Stock.

         The general bankruptcy injunction issued in the chapter 11 proceeding generally prohibits any entity from commencing or continuing any action, employment of process or act to collect, offset, affect or recover any claim, demand, interest or cause of action satisfied, released or discharged under the Plan. Such claims, demands, interests and causes of action include, whether known or unknown, all claims against Keene or the Company or their assets and all related causes of action, regardless of whether a proof of claim or interest was filed or allowed, and whether or not the holder of such claim or interest has voted on the Plan, or any causes of action based on any act or omission of any kind occurring prior to the Effective Date. In addition to this general bankruptcy injunction, the Company received the benefit of a supplemental "Permanent Channeling Injunction" as part of the Plan.

         The Permanent Channeling Injunction bars "Asbestos-Related Claims" and "Demands," as defined in the Plan, against the Company and channels those Claims and Demands to the Creditors' Trust. Pursuant to the Permanent Channeling Injunction, on or after the Effective Date of the Plan, any person or entity who holds or may hold an Asbestos-Related Claim or Demand against Keene will be forever stayed, restrained, and enjoined from taking certain actions for the purpose of, directly or indirectly, collecting, recovering, or receiving payment of, on, or with respect to such Asbestos-Related Claims or Demands against the Company.

         It is difficult to estimate the timing and ultimate costs to be incurred by the Company in connection with environmental liability claims in the future due to uncertainties about the status of laws and regulations, the adequacy of information available for individual sites and the extended time periods over which site remediation occurs. However, based on currently available information, if the environmental liability claims relating to the Valley Forge Site arose prior to the filing of Keene's bankruptcy case or if these claims were deemed to be Asbestos-Related Claims or Demands within the meaning of the Plan, then the Company does not believe that environmental liabilities associated with the Valley Forge Site should result in a material adverse impact on the Company's consolidated financial position or results of operation. However, if these claims are deemed to have arisen subsequent to the filing of Keene's bankruptcy case -- i.e the "release" or "threatened release," within the meaning of CERCLA, is deemed to have occurred after Keene filed its chapter 11 petition with the Bankruptcy Court or the claims are held to have arisen when the response costs were incurred -- and these claims are not deemed to be Asbestos-Related Claims or Demands as defined under the Plan, then the Company could incur liability for the claims. If a court were to determine that the Company was liable for recoverable costs associated with the Valley Forge Site under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations.

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

Item 4.   RESULTS OF VOTES OF SECURITY HOLDERS

          On September 8, 2000, a written consent of shareholders to action without a meeting was coordinated to consider and vote on the following proposal:

1. To amend the Corporation's existing Amended and Restated Certificate of Incorporation to (i) decrease the number of total authorized shares from 50,000,000 to 5,000,000; (ii) decrease the number of authorized shares of Common Stock from 45,000,000 to 4,750,000; and (iii) decrease the number of authorized shares of preferred stock from 5,000,000 to 250,000. The Board of Directors' authority to establish the rights and preferences of any series of preferred stock prior to the issuance of any such series and to issue preferred stock in one or more series, without further approval of stockholders of the Company, remains unchanged.

         The primary purpose of the proposed amendment is to reduce the number of authorized shares in order to reduce the minimum franchise tax payable to the State of Delaware.

         Affirmative votes of the holders of at least a majority of the outstanding shares of Class A Common Stock are required to approve the proposed amendments to Reinhold's Amended and Restated Certificate of Incorporation. Under the applicable provisions of the Delaware General Corporation Law, the Company's stockholders have no appraisal rights with respect to the proposed amendments. If the amendments are adopted, they will become effective upon the filing of the Certificate of Incorporation, as amended, with the Delaware Secretary of State.

         Results of the voting were as follows:

         Written consents representing 1,260,319 or 57.3% of the 2,198,058 outstanding shares were received approving the proposal.

         The approved Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State and became effective on November 1, 2000.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

         a. Data  regarding  the  market  price of  Reinhold's  common  stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 47 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASD OTC Bulletin Board under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         b. The approximate number of common equity security holders is as follows:

                                                              Approximate Number
                                                            of Holders of Record
         Title of Class                                     as of March 15, 2001
         --------------                                     --------------------

         Class A Common Stock,
          par value $.01 per share                                         1,546


         c. A 10% stock dividend was declared on July 5, 2000 payable to shareholders of record as of July 11, 2000. The dividend was payable on or about July 28, 2000. Fractional shares were paid in cash. Fractional share cash payments totaled $7,142.20.

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

         Reference is made to the "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference.


Item7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The Company has two main areas of market risk; interest rates on outstanding debt and fluctuations in the value of the British Pound Sterling to the United States Dollar.

         All of the Company's debt at December 31, 2000 is at variable interest rates based on LIBOR plus 1.75%. A hypothetical 10% change in interest rates would have had a $0.1 million and $0.02 million impact on interest expense for the years ended December 31, 2000 and 1999, respectively.

         The functional currency of the Company's wholly owned subsidiary, NP Aerospace, is the British Pound Sterling (the "Pound"). The exchange rate of the Pound to the Dollar from April 28, 1998 to December 31, 2000 has fluctuated from
1.68 to 1.39, a range of 17%. A hypothetical 15% change in exchange rate would have had a $0.1 million and $0.2 million impact on net income for the year ended December 31, 2000 and 1999, respectively.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Independent Auditors' Report, the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 25 through 46 of Reinhold's 2000 Annual Report to Stockholders, which is incorporated herein by reference. Financial data schedules are included in Part IV of this filing.

                 Schedule II - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)
----------------------------------------------------------------------------------------------------------

                                                         Additions Charged to
                                      Balance at        -----------------------                 Balance at
                                    Beginning of        Costs and                                   End of
Fiscal Year Ended                         Period         Expenses         Other   Deductions        Period
-----------------------------------------------------------------------------------------------------------

December 31, 1998                           $344                -             -         $ 57          $287
-----------------------------------------------------------------------------------------------------------
December 31, 1999                            287                -             -          227            60
-----------------------------------------------------------------------------------------------------------
December 31, 2000                             60                -           105            -           165
-----------------------------------------------------------------------------------------------------------




Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10.  DIRECTORS, OFFICERS, PROMOTERS AND  CONTROL  PERSONS OF THE REGISTRANT
          ----------------------------------------------------------------------

      The information required with respect to directors of Reinhold is included in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION
           ----------------------

      The information required by Item 11 is included in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      The information required by Item 12 is included in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      The information required by Item 13 is included in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K
a)  EXHIBITS

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

     4.2   Registration Rights Agreement, incorporated herein by reference    to
           Exhibit 99(a), Exhibit G to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28,1996.

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

     13    Annual Report to Stockholders

    23.1   Consent of Independent Auditors and Report on Schedule

    27     Financial Data Schedules

b)  REPORTS ON FORM 8-K

           A Form 8-K, Item 5 - Other Events, was filed with the Commission on November 1, 2000. The information reported was the notification by the U.S. Department of Justice that the Company may be a Potentially Responsible Party with respect to certain environmental liabilities and the demand to pay approximately $2.5 million in remediation costs.

                                                    SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Reinhold has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         REINHOLD INDUSTRIES, INC.

                                         Registrant

Date:    April 16,2001                   By:/s/ Brett R. Meinsen
      -------------------                   --------------------
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



      /s/ Michael T. Furry                              April 16, 2001
      ----------------------------------------
      Michael T. Furry- President and Director
      (Principal Executive Officer)


      /s/ Ralph R. Whitney, Jr.                         April 16, 2001
      ----------------------------------------
      Ralph R. Whitney, Jr.- Chairman

      /s/ Andrew McNally, IV                            April 16, 2001
      ----------------------------------------
      Andrew McNally, IV- Director

      /s/ Glenn Scolnik                                 April 16, 2001
      ----------------------------------------
      Glenn Scolnik- Director

      /s/ Thomas A. Brand                               April 16, 2001
      ----------------------------------------
      Thomas A. Brand- Director

      /s/ Richard A. Place                              April 16, 2001
      ----------------------------------------
      Richard A. Place- Director