Form 10-Q
period 2001-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2001-05-16
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2001

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

Class A Common Stock, Par Value $.01 - 2,198,058 shares as of May 11, 2001.

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

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                      2001                 2000
                                                      ----                 ----

Net sales                                          $12,162              $ 9,601
Cost of goods sold                                   8,675                6,864
                                                     -----                -----

Gross profit                                         3,487                2,737
Selling, general and administrative expenses         2,523                1,438
                                                    ------               ------

Operating income                                       964                1,299
Interest expense, net                                 (119)                  (5)
                                                   -------              -------

Income before income taxes                             845                1,294
Income taxes                                           327                  492
                                                    ------              -------

Net income                                         $   518              $   802
                                                    ======              =======


Basic earnings per share                           $   0.24             $  0.36
Diluted earnings per share                         $   0.23             $  0.36

Weighted average common shares outstanding - basic    2,198               2,198
Weighted average common shares outstanding - diluted  2,213               2,234


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                         March 31, 2001       December 31, 2000
                                         --------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                    $  6,007                 $ 7,121
  Accounts receivable                             6,008                   6,984
  Inventories                                     6,596                   6,065
  Note receivable                                 1,000                   1,000
  Other current assets                            2,388                   2,053
                                                -------                 -------
      Total current assets                       21,999                  23,223

Property, plant and equipment, net               11,506                  11,280
Cost in excess of fair value of net assets
  of acquired  companies - net                    5,927                   5,948
Other assets                                        233                     258
                                                -------                 -------
                                               $ 39,665                $ 40,709
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt             $  2,834                $  2,778
  Accounts payable                                2,094                   2,278
  Accrued expenses                                2,642                   3,578
                                                 ------                  ------
      Total current liabilities                   7,570                   8,634

Long term debt - less current portion             8,237                   8,721
Other long term liabilities                         445                     449
Commitments and contingencies                         -                       -

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                    -                       -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,198,058 shares       22                      22
Additional paid-in capital                       16,209                  15,931
Retained earnings                                 8,490                   7,972
Accumulated other comprehensive loss             (1,308)                 (1,020)
                                               --------                --------
Net stockholders' equity                         23,413                  22,905
                                                 ------                 -------
                                               $ 39,665                $ 40,709
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                        2001               2000
                                                        ----               ----
Cash flow from operating activities:
  Net income                                          $  518           $    802
Adjustments to reconcile net income to net
  cash provided by operating activities (net
  of effects of acquisition):
    Depreciation and amortization                        388                300
    Additions to paid-in capital resulting
     from tax benefits                                   278                306
 Changes in assets and liabilities:
      Accounts receivable                                976                (32)
      Inventories                                       (531)               130
      Other current assets                              (335)               (98)
      Accounts payable                                  (184)              (100)
      Accrued expenses                                  (936)              (512)
      Other, net                                          (4)                19
                                                      ------             ------
Net cash provided by operating activities                170                815
                                                      ------             ------

Cash flow from investing activities:
   Acquisitions                                            -            (15,705)
   Capital expenditures                                 (568)               (91)
                                                      ------            -------
Net cash used in investing activities                   (568)           (15,796)
                                                      ------            -------

Cash flow from financing activities:
   Proceeds from long-term debt                            -             11,000
   Repayment of long term debt                          (428)              (154)
                                                      ------            -------
Net cash provided by (used in) financing activities     (428)            10,846
                                                      ------            -------

Effect of exchange rate changes on cash                 (288)               (86)
                                                       -----               ----

Net decrease in cash and cash equivalents             (1,114)            (4,221)
Cash and cash equivalents, beginning of period         7,121              9,419
                                                       -----            -------
Cash and cash equivalents, end of period             $ 6,007           $  5,198
                                                     =======            =======




See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three months ended March 31, 2001 and 2000 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

ACQUIRED BUSINESSES

On March 9, 2000, the Company, through its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc., an Indiana corporation, purchased substantially all of the assets, including real, personal and intellectual properties, and assumed certain liabilities of Samuel Bingham Company, an industrial and graphic arts roller manufacturing and supplying business, headquartered in Bloomingdale, Illinois ("SBC").

The purchase price paid was $14,742,000 plus expenses of $406,000. The cost in excess of fair value of net assets of $5,555,000 is being amortized over forty years. A source of funds for the purchase price was a five-year bank loan for $11,000,000 with the balance being paid from cash on hand.

The acquisition of SBC has been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

The pro forma unaudited results of operations for the three months ended March 31, 2000, assuming consummation of the purchase of SBC as of January 1, 2000 are as follows (in thousands, except earnings per share data):

                                                                   Three Months
                                                                      Ended
                                                                 March 31, 2000
      Net sales                                                         $13,927
      Net income                                                         $1,093
      Basic earnings per share                                            $0.55
      Diluted earnings per share                                          $0.54

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. Inventoried costs relating to long-term contracts and programs are stated at the actual production costs, including factory overhead, initial tooling and other related non-recurring costs incurred to date, reduced by amounts related to revenue recognized on units delivered. The components of inventory are as follows (in thousands):

                                     March 31, 2001           December 31, 2000
--------------------------------------------------------------------------------
     Raw material                           $ 4,691                       4,205
     Work-in-process                            822                         744
     Finished goods                           1,083                       1,116
--------------------------------------------------------------------------------
       Total                              $  6,596                        6,065

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):
                                                           Three Months Ended
                                                                March 31,
                                                           2001            2000
                                                           ----            ----

Net income                                                $ 518          $  802
                                                          =====          ======

Weighted average shares used in basic computation         2,198           2,198
Dilutive effect of stock options                             15              36
                                                        -------          ------
  Weighted average shares used for diluted calculation    2,213           2,234
                                                          =====          ======

Stock options outstanding                                   186             179
Range of exercise price                            $7.50-$10.23    $7.50-$10.23

On May 10, 2000, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record on July 11, 2000, where an additional 199,102 shares were issued on July 28, 2000. The earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2001 and 2000 was a loss on foreign currency translation of $288,000 and $86,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

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

Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at March 31, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the following financial instruments approximate fair value because of the short maturity of those instruments: cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses and current installments of long-term debt. The long-term debt bears interest at a variable market rate and, thus, has a carrying amount that approximates fair value.

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

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Reinhold is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications in the United States and Europe. The Company generates revenues from five operating segments: Aerospace, CompositAir, Commercial, NP Aerospace and SBC. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft. SBC manufactures rubber and urethane rollers for graphic arts and industrial applications.

The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                     March 31, 2001             March 31, 2000
--------------------------------------------------------------------------------
Net sales
     Aerospace                            $   1,605                      1,549
     CompositAir                              1,731                      2,011
     Commercial                                 851                        591
     NP Aerospace                             2,447                      3,848
     SBC                                      5,528                      1,602
--------------------------------------------------------------------------------
Total sales                               $  12,162                      9,601

Income before income taxes
     Aerospace                            $     429                        367
     CompositAir                                198                        268
     Commercial                                 102                         92
     NP Aerospace                                87                        614
     SBC                                        138                         45
     Unallocated corporate expenses            (109)                       (92)
--------------------------------------------------------------------------------
Total income before income taxes          $     845                      1,294


                                     March 31, 2001          December 31, 2000
--------------------------------------------------------------------------------
Total assets
     Aerospace                             $  4,919                      4,963
     CompositAir                              2,658                      2,613
     Commercial                               1,044                      1,091
     NP Aerospace                             9,128                      9,612
     SBC                                     18,323                     18,077
     Unallocated corporate                    3,593                      4,353
--------------------------------------------------------------------------------
Total assets                               $ 39,665                     40,709

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

The Company is in the process of investigating the claims brought forth by the U.S. Department of Justice. As of May 11, 2001, it is uncertain if any material negative determination will be made against the Company. As of March 31, 2001, no liability has been recorded for future costs related to this action. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

SUBSEQUENT EVENT

On April 20, 2001, Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Edler Industries, Inc. The purchase price was $2.6 million consisting of $1.6 million cash paid at closing and a $1.0 million, 8% interest bearing note due in September 2001.

Edler Industries, Inc., located in Newport Beach, California, is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The acquisition is expected to add approximately $2.4 million of sales in 2001 and $4.4 million in 2002. After a short transition period, production will be transferred to Reinhold's facilities in Santa Fe Springs. The operation will be renamed the "Thermal Insulation" division of Reinhold.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2001

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Comparison of First Quarter 2001 to 2000

      In the first quarter of 2001, net sales increased $2.6 million, or 26.7%, to $12.2 million, compared to first quarter 2000 sales of $9.6 million. Sales at SBC were $5.5 million in the first quarter 2001 compared to $1.6 million in the first quarter 2000. SBC was acquired on March 9, 2000. Sales decreased by $0.3 million at CompositAir due to the ongoing commercial difficulties at our main customer, B/E Aerospace. Sales increased $0.3 million in the Commercial business unit due to increased tooling and raw material shipments. Sales at NP Aerospace decreased $1.4 million (36%) due to softness in all product segments. Sales in the Aerospace business unit were flat.

      Gross profit margin increased from 28.5% in 2000 to 28.7% in 2001 mainly due to product mix.

      Selling, general and administrative expenses for the first quarter 2001 were $2.5 million (20.7% of sales) compared to $1.4 million (15.0% of sales) for the same quarter of 2000. SBC accounted for $1.0 of the increased cost due to the acquisition date of March 9, 2000.

      Interest expense in the first quarter of 2001 was $0.2 million compared to $0.1 million in the first quarter of 2000 due to the SBC acquisition loan beginning March 9, 2000. Interest income was flat at $0.1 million for both 2001 and 2000.

      Income before income taxes decreased to $0.8 million (7.0% of sales) in the first quarter of 2001 from $1.3 million (13.5% of sales) in the same period of 2000, reflecting higher selling, general and administrative and interest expenses for SBC. Income before income taxes at NP Aerospace was $0.1 million (3.6% of sales) in 2001 compared to $0.6 million (16.0% of sales) in 2000 due to lower sales across all product segments. Income before income taxes expenses for CompositAir was $0.2 million (11.4% of sales) in 2001 compared with $0.3 million (13.3% of sales) in 2000 due to lower revenues.

      A tax provision of $327,000 was recorded in the first three months of 2000 as compared to $492,000 in the first three months of 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

At December 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,788,000 and net operating loss carryforwards for State income tax purposes of approximately $1,704,000. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. The Company may utilize the State net operating losses by carrying them forward to offset future State taxable income, if any, through 2001. As more fully described in Note 3 to the 2000 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2001, working capital was $14.4 million, down $0.2 million from December 31, 2000. Cash and cash equivalents of $6.0 million held at March 31, 2001 were $1.1 million lower than cash and cash equivalents held at December 31, 2000 primarily due to increased inventories in the Aerospace business unit ($0.6 million) and payout of the 2000 bonuses ($0.5 million).

      Net cash provided by operating activities totaled $0.2 million for the three months ended March 31, 2001. Net cash provided by operating activities totaled $0.8 million for the comparable period in 2000. The decrease over the prior period relates to increased inventory in the Aerospace business unit and lower profitability.

      Net cash used in investing activities for the three months ended March 31, 2001 totaled $0.6 million and consisted of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2000 totaled $15.8 million and consisted of the acquisition of Samuel Bingham Company for $15.7 million and capital expenditures totaling $0.1 million.

      Net cash used in financing activities for the three months ended March 31, 2001 totaled $0.4 million and consisted of repayments of long-term debt. Net cash provided by financing activities for the three months ended March 31, 2000 totaled $10.8 million and consisted of the proceeds of the B of A loan ($11.0 million) and repayment of long-term debt ($0.2 million).

      Expenditures in 2001 and 2000 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the B of A loan.

     The Company has commitments of capital expenditures of approximately $0.5 million at March 31, 2001 relating to construction of a new 50,000 sq. ft. manufacturing/administration building at its Santa Fe Springs, California location.

      As discussed in the notes to the unaudited condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement. In the year ended December 31, 2000 and for the three months ended March 31, 2001, there were no additional payments earned.

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

      Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at March 31, 2001.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements.

Forward Looking Statements

      This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate", "anticipate", "project", "intend", "expect", and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flow. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

2001 Outlook

      Our focus for the balance of 2001 will be on NP Aerospace and SBC. There is a significant volume of new business which must be booked and shipped in order for NP Aerospace to achieve its financial goals for 2001. At SBC, we will continue to take actions to significantly reduce manufacturing and selling costs. The Aerospace, CompositAir and Commercial business units should generate financial results comparable to 2000. Our recent acquisition of Edler Industries, Inc., renamed the "Thermal Insulation" business unit, should contribute positively to shareholder value in 2001.

     We are currently constructing our new 50,000 s.f. manufacturing/administration facility. The impact on fiscal 2001 operating results related to the construction will approximate $0.5 million. Due to the uncertainty at NP Aerospace, we are unable to reasonably forecast fiscal year 2001 net income at this time.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required in this section is included in Part I under the heading "LEGAL PROCEEDINGS".


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

     3.4 Second amended and restated Certificate of Incorporation and amended By-laws of Reinhold Industries, Inc., on Form DEFS14A filed with the Commission on September 24, 1999.

     3.5 Third amended and restated Certificate of Incorporation of Reinhold Industries, Inc., on Form DEF14C filed with the Commission on October 10, 2000.

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

    10.8 Asset Purchase Agreement by and between Samuel Bingham Company, a Delaware corporation, and Samuel Bingham Enterprises, Inc. dated February 3, 2000 on Form 8-K/A filed with the Commission on May 23, 2000.


    20.1   New Keene Credit Facility, incorporated herein by reference to
           Exhibit 99(a), Exhibit F to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.


           b. Reports on Form 8-K

           Restatement of earnings from 12/31/96 - 9/30/00 under Item 5 - Other Events filed with the Commission on March 27, 2001.

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


DATE: May 15, 2001

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)