Form 10-Q
period 2001-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2001-08-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________


                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

           Delaware                                                   13-2596288
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

   12827 East Imperial Hwy, Santa Fe Springs, CA                           90670
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code (562)  944-3281
--------------------------------------------------------------------------------

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

Class A Common Stock, Par Value $0.01 - 2,416,722 shares as of July 31, 2001.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Income                                    3

Condensed Consolidated Balance Sheets                                          5

Condensed Consolidated Statements of Cash Flows                                6

Notes to Condensed Consolidated Financial Statements                           7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      15


PART II - OTHER INFORMATION                                                   20

SIGNATURES                                                                    23

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                               June 30,
                                                        2001                2000
                                                      ------              ------

Net sales                                            $13,336             $13,902
Cost of goods sold                                     9,739               9,558
                                                       -----               -----

Gross profit                                           3,597               4,344
Selling, general and administrative expenses           2,398               2,657
                                                      ------              ------

Operating income                                       1,199               1,687
Interest expense, net                                    164                 170
                                                      ------              ------

Income before income taxes                             1,035               1,517
Income taxes                                             393                 576
                                                      ------              ------

Net income                                           $   642             $   941
                                                       =====               =====


Earnings per share - basic                           $  0.27             $  0.39
Earnings per share - diluted                         $  0.26             $  0.38

Weighted average common shares outstanding - basic     2,417               2,417
Weighted average common shares outstanding - diluted   2,434               2,452

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                        2001                2000
                                                      ------              ------

Net sales                                            $25,498             $23,503
Cost of goods sold                                    18,414              16,422
                                                      ------              ------

Gross profit                                           7,084               7,081
Selling, general and administrative expenses           4,921               4,095
                                                       -----               -----

Operating income                                       2,163               2,986
Interest expense, net                                    283                 175
                                                      ------              ------

Income before income taxes                             1,880               2,811
Income taxes                                             720               1,068
                                                      ------              ------

Net income                                           $ 1,160             $ 1,743
                                                      ======              ======


Earnings per share - basic                           $  0.48             $  0.72
Earnings per share - diluted                         $  0.48             $  0.71

Weighted average common shares outstanding - basic     2,417               2,417
Weighted average common shares outstanding - diluted   2,434               2,452



See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                             Unaudited
                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------
ASSETS
Current assets:
  Cash and cash equivalents                     $ 4,182                 $ 7,121
  Accounts receivable                             7,427                   6,984
  Inventories                                     6,599                   6,065
  Other current assets                            3,241                   3,053
                                                -------                 -------
      Total current assets                       21,449                  23,223
Property, plant and equipment, net               12,782                  11,280
Cost in excess of fair value of
  net assets of acquired companies, net           7,949                   5,948
Other assets                                        212                     258
                                                -------                 -------
                                                $42,392                 $40,709
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt              $ 3,278                 $ 2,778
  Note payable                                    1,000                       -
  Accounts payable                                3,268                   2,278
  Accrued expenses                                2,235                   3,578
                                                 ------                  ------
      Total current liabilities                   9,781                   8,634

Long term debt - less current portion             7,867                   8,721
Other long term liabilities                         441                     449

Stockholders' equity:
  Preferred stock
      Authorized: 250,000 shares
      Issued and outstanding: None                    -                       -
  Common stock
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,416,722 shares       24                      22
Additional paid-in capital                       18,111                  15,931
Retained earnings                                 7,539                   7,972
Accumulated comprehensive loss                   (1,371)                 (1,020)
                                                -------                 -------
Net stockholders' equity                         24,303                  22,905
                                                 ------                  ------
                                                $42,392                 $40,709
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                       Six months Ended
                                                           June 30,
                                                  2001                     2000
                                                ------                   ------
Cash flow from operating activities:
 Net income                                    $ 1,160                $   1,743
Adjustments to reconcile net income to net
 cash provided by operating activities (net
   of effects of acquisition):
  Depreciation and amortization                    822                      696
  Additions to paid-in capital resulting from
        tax benefits                               683                      736
  Foreign currency translation                    (437)                    (488)
 Changes in assets and liabilities:
  Accounts receivable                             (192)                     427
  Inventories                                     (306)                     188
  Other current assets                            (189)                    (465)
  Accounts payable                                 783                     (617)
  Accrued expenses                              (1,343)                    (174)
  Other, net                                         -                       (6)
                                               -------                 --------
Net cash provided by operating activities          981                    2,040
                                                ------                 --------

Cash flow from investing activities:
 Acquisitions                                   (2,645)                 (15,705)
 Capital expenditures                           (1,387)                    (439)
                                                ------                  -------
Net cash used in investing activities           (4,032)                 (16,144)
                                                ------                  -------

Cash flow from financing activities:
  Proceeds from long-term debt                       -                   11,000
  Note payable - acquisition                     1,000                        -
  Repayment of long term debt                     (888)                    (271)
                                                ------                 --------
Net cash provided by financing activities          112                   10,729
                                                  ----                 --------

Net decrease in cash and cash equivalents        (2,939)                 (3,375)
Cash and cash equivalents, beginning of period    7,121                   9,419
                                                -------                 -------
Cash and cash equivalents, end of period       $  4,182               $   6,044
                                                 ======                 =======


See accompanying notes to condensed consolidated financial statements.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and six months ended June 30, 2001 and 2000 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

ACQUIRED BUSINESSES

On April 20, 2001, Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation has been renamed the "Thermal Insulation" division of Reinhold. The purchase price was $2.6 million consisting of $1.6 million cash paid at closing and a $1.0 million, 8% interest bearing note due in September 2001. The cost in excess of fair value of net assets of $2.1 million is being amortized over twenty years.

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

The acquisitions of Edler and SBC have been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of each acquisition.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


The pro forma unaudited results of operations for the six months ended June 30, 2000, assuming consummation of the purchase of SBC as of January 1, 2000 are as follows (in thousands, except earnings per share data):

                                                                Six Months Ended
                                                                   June 30, 2000
                                                                ----------------
      Net sales                                                          $27,829
      Net income                                                          $1,978
      Earnings per share - basic                                           $0.82
      Earnings per share - diluted                                         $0.81


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


                                       June 30, 2001          December 31, 2000
--------------------------------------------------------------------------------
     Raw material                            $ 4,543                    $ 4,205
     Work-in-process                           1,135                        744
     Finished goods                              921                      1,116
--------------------------------------------------------------------------------
       Total                                $  6,599                    $ 6,065


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):



                                  Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                   2001         2000           2001         2000
                                   ---------------------------------------------

Net income                         $642         $941         $1,160      $ 1,743
                                   ====         ====          =====       ======

Weighted average shares used
 in basic computation             2,417        2,417          2,417        2,417
Dilutive effect of stock options     17           35             17           35
                                  -----        -----          -----       ------
Weighted average shares used
 for diluted calculation          2,434        2,452          2,434        2,452
                                  =====        =====          =====        =====

Stock options outstanding           205           194           205          194
Range of exercise price     $6.82-$9.30   $6.82-$9.30   $6.82-$9.30  $6.82-$9.30


On May 8, 2001, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of July 13, 2001; as a result an additional 218,664 shares were issued on July 31, 2001. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

REPORTING COMPREHENSIVE INCOME

The Company reports comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the six months ended June 30, 2001 and 2000 was a loss on foreign currency translation of $437,000 and $488,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability or cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company has breached certain covenants at June 30, 2001 due to lower than expected earnings and higher than expected capital expenditures for its new administrative and production building. The Company requested and has received waivers to these covenants from B of A.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the following financial instruments approximate fair value because of the short maturity of those instruments: cash and cash equivalents, accounts receivable, other current assets, other assets, accounts payable, accrued expenses and current installments of long term debt. The long-term debt bears interest at a variable market rate and thus, has a carrying amount that approximates fair value.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Thermal Insulation data for 2001 have been added to the disclosure below due to the April 20, 2001 purchase of its predecessor, Edler.

Reinhold is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications primarily in the United States and Europe. The Company generates revenues from six operating segments: Aerospace, CompositAir, Commercial, Thermal Insulation, NP Aerospace and SBC. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. Thermal Insulation produces composite components mainly for subcontractors of the U.S. defense industry. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft. SBC manufactures rubber and urethane rollers for graphic arts and industrial applications.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                              Three Months Ended June 30,            Six Months Ended June 30,
                                      2001           2000                  2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                    $  2,719        $ 2,003              $  4,324       $  3,552
     CompositAir                     1,503          2,244                 3,234          4,255
     Commercial                        753            869                 1,604          1,460
     Thermal Insulation                876              -                   876              -
     NP Aerospace                    2,597          3,098                 5,044          6,946
     SBC                             4,888          5,688                10,416          7,290
------------------------------------------------------------------------------------------------------------------------------------
Total sales                       $ 13,336        $13,902              $ 25,498       $ 23,503
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                     $   877        $  711               $  1,306        $ 1,078
     CompositAir                       (55)           329                    35            597
     Commercial                        102            135                   204            227
     Thermal Insulation                283              -                   283              -
     NP Aerospace                      261            413                   456          1,027
     SBC                              (247)           113                  (109)           158
     Unallocated corporate expenses   (186)          (184)                 (295)          (276)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes   $ 1,035        $ 1,517               $ 1,880        $ 2,811
------------------------------------------------------------------------------------------------------------------------------------

                                            June 30, 2001     December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Total assets
     Aerospace                                   $  5,505               $ 4,963
     CompositAir                                    2,500                 2,613
     Commercial                                     1,225                 1,091
     Thermal Insulation                             3,557                     -
     NP Aerospace                                   7,432                 9,612
     SBC                                           18,815                18,077
     Unallocated corporate                          3,358                 4,353
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                     $ 42,392              $ 40,709
------------------------------------------------------------------------------------------------------------------------------------

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

On June 16, 2000 the U.S. Department of Justice notified the Company that it may be a PRP with respect to the Valley Forge Site and demanded payment for past costs incurred by the United States in connection with the site, which the Department of Justice estimated at $1,753,726 incurred by the National Park Service ("NPS") as of May 31, 2000 and $616,878 incurred by the United States Environmental Protection Agency ("EPA") as of November 30, 1999. Payment of these past costs would not release the Company from a claim for future response costs. The Company understands that, currently, the Commonwealth of Pennsylvania is conducting a remedial investigation/feasibility study for the potential remediation of the Valley Forge Site. The Commonwealth, which once owned a portion of the site, and the NPS, which is the current site owner, are also PRPs potentially liable for the remediation costs at the site.

On March 1, 2001, the Company commenced an action against the EPA and the NPS in the United States District Court for the Southern District of New York seeking a declaratory judgment that any claims asserted against it in connection with the Valley Forge site were barred as a matter of law due to two injunctions issued in 1996 in the bankruptcy case against its predecessor, Keene Corporation. On July 20, 2001, the United States served its answer and counterclaim to the Company's complaint on behalf of the NPS. In its answer, the government withdrew its request for reimbursement of the EPA's CERCLA response costs ($616,878) and objected to the relief sought by the Company. Its counterclaim seeks the recovery of past and present CERCLA response costs incurred by the NPS at the Valley Forge site and a declaratory judgement on liability that will be binding in future actions to recover future response costs.

On August 3, 2001, the Company served a motion for summary judgment requesting judgment in its favor on its complaint and dismissal of the counterclaim.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company.

As of August 3, 2001, it is uncertain if any material negative determination will be made against the Company in either of these matters. The Company has evaluated its potential environmental liability exposure at the Casmalia Site, and, based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations.With respect to the Valley Forge Site, if a court were to determine that the Company was liable for recoverable costs under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations. Future developments in the Company's pending lawsuit, including the outcome of the Company's motion for summary judgment and the results of the remedial investigation/feasibility study, will require the Company to continually reassess the expected impact of this matter.

As of June 30, 2001, no liability has been recorded for future costs related to these environmental matters. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  June 30, 2001

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing, the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      Reinhold Industries, Inc. and subsidiaries ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications primarily in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry, the printing industry and other commercial industries.

Comparison of Second Quarter 2001 to 2000

      In the second quarter of 2001, net sales decreased $0.6 million (4.3%), to $13.3 million, compared to second quarter 2000 sales of $13.9 million. The April 20, 2001 acquisition of Edler Industries, Inc. ("Edler"), renamed Thermal Insulation, added $0.9 million to second quarter 2001 sales. Sales decreased by $0.7 million (33.0%) at CompositAir due to lower sales to its largest customer, B/E Aerospace. Sales increased $0.7 million (35.7%) in the Aerospace business unit due to increased shipments of missile components. Sales at NP Aerospace decreased by $0.5 million (16.2%) due to softness in all product segments. SBC sales declined by $0.8 million (14.1%) due to the closure of three manufacturing facilities. Sales in the Commercial business unit decreased by $0.1 million (13.3%) due to lower sales of pool filter tanks.

      Gross profit margin decreased to 27.0% in the second quarter of 2001 compared to 31.2% in the second quarter 2000. CompositAir's gross profit margin declined to 14.4% from 31.6% due primarily to unabsorbed overhead costs caused by reduced sales volume.

      Selling, general and administrative expenses for the second quarter 2001 were $2.4 million (18.0% of sales) compared to $2.7 million (19.1% of sales) for the same quarter of 2000.

      Interest expense for the quarter was unchanged at $0.2 million. Interest income was $0.05 million for the second quarter 2001 compared to $0.07 million for the second quarter of 2000.

      Income before income taxes decreased to $1.0 million (7.8% of sales) in the second quarter of 2001 vs. $1.5 million (10.9% of sales) in the same period of 2000. Income before income taxes for CompositAir was a loss of $0.06 million (-3.7% of sales) in 2001 compared with $0.3 million of profit (14.7% of sales) in 2000 due to substantially lower revenues. Income before income taxes at NP Aerospace was $0.3 million (10.0% of sales) in 2001 compared to $0.4 million (13.3% of sales) in 2000 due to lower sales across all product segments. Income before income taxes for SBC was a loss of $0.2 million (-5.1% of sales) in 2001 compared with $0.1 million of profit (2.0% of sales) in 2000 due to lower sales. Income before income taxes for Aerospace was $0.9 million (32.3% of sales) in 2001 compared with $0.7 million (35.5% of sales) in 2000 due to increased sales. The new Thermal Insulation business segment contributed $0.3 million of income before income taxes (32.3% of sales).

Management's Discussion and Analysis  (cont'd)

      A tax provision of $393,000 was recorded in the second quarter of 2001 as compared to $576,000 in the second quarter of 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

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

Comparison of First Six Months 2001 to 2000

      In the first six months of 2001, sales increased $2.0 million, or 8.5%, to $25.5 million, compared to the first six months 2000 sales of $23.5 million. The April 20, 2001, acquisition of Edler, renamed Thermal Insulation, added $0.9 million to 2001 sales. Sales decreased by $1.0 million (24.0%) at CompositAir due to lower sales to its largest customer, B/E Aerospace. Sales increased $0.8 million (21.7%) in the Aerospace business unit due to increased shipments of missile components. Sales at NP Aerospace decreased by $1.9 million (27.4%) due to softness in all product segments. SBC sales rose by $3.1 million (42.9%) due to the March 9, 2000 acquisition date. Sales in the Commercial business unit were $0.1 million higher (9.9%) due to increased tooling shipments.

         Gross profit margin decreased to 27.8% for the first six months of 2001 compared to 30.1% in the first six months of 2000. CompositAir's gross profit margin declined to 19.8% from 30.6% due primarily to unabsorbed overhead costs caused by reduced sales volume.
 .
      Selling, general and administrative expenses for the first six months of 2001 were $4.9 million (19.3% of sales) compared to $4.1 million (17.4% of sales) for the first six months of 2000. SBC selling, general and administrative expenses rose by $0.9 million due to the March 9, 2000 acquisition date.

      Interest expense for the first six months of 2001 was $0.4 million compared to interest expense of $0.3 in 2000 due to the Bingham acquisition loan and the March 9, 2000 acquisition date. Interest income for the six month period was $0.15 million for 2001 compared to $0.16 million for 2000.

      Income before income taxes decreased to $1.9 million (7.4% of sales) during the first six months of 2001 compared to $2.8 million (12.0% of sales) in the same period of 2000. Income before income taxes at NP Aerospace was $0.5 million (9.0% of sales) in 2001 compared to $1.0 million (14.8% of sales) in 2000 due to lower sales across all product segments. Income before income taxes for SBC was a loss of $0.1 million (-1.0% of sales) in 2001 compared with a profit of $0.2 million (2.2% of sales) in 2000 due primarily to higher operating costs. Income before income taxes for Aerospace was $1.3 million (30.2% of sales) in 2001 compared with $1.1 million (30.3% of sales) in 2000 due to increased sales. The new Thermal Insulation business segment contributed $0.3 million of income before income taxes (32.3% of sales).

      A tax provision of $720,000 was recorded in the first six months of 2001 as compared to $1,068,000 in the first six months of 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

Management's Discussion and Analysis  (cont'd)

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

Liquidity and Capital Resources

      As of June 30, 2001, working capital was $11.7 million, down $2.9 million from December 31, 2000. Cash and cash equivalents of $4.2 million held at June 30, 2001 were $2.9 million lower than cash and cash equivalents held at December 31, 2000 primarily due to $1.6 million in cash paid for the Edler acquisition, $1.4 million of capital expenditures and a $0.3 million increase in inventory levels.

      Net cash provided by operating activities totaled $1.0 million for the six months ended June 30, 2001. Net cash provided by operating activities totaled $2.0 million for the comparable period in 2000. The decrease from the prior period relates primarily to lower profitability and additional working capital requirements.

      Net cash used in investing activities for the six months ended June 30, 2001 totaled $4.0 million and consisted of the acquisition of Edler Industries, Inc. for $2.6 million and capital expenditures of $1.4 million. Net cash used in investing activities for the six months ended June 30, 2000 totaled $16.1 million and consisted of the acquisition of Samuel Bingham Company for $15.7 million and capital expenditures totaling $0.4 million.

      Net cash provided by financing activities for the six months ended June 30, 2001 totaled $0.1 million, representing $1.0 million note payable for the Edler acquisition less $0.9 million repayment of long-term debt. Net cash provided by financing activities for the six months ended June 30, 2000 totaled $10.7 million, representing the $11.0 million proceeds of the Bank of America National Trust and Savings Association ("B of A") loan less $0.3 million repayment of long-term debt.

      Expenditures in 2001 and 2000 related to investing and financing activities were financed by existing cash and cash equivalents, proceeds from the B of A loan and the acquisition note.

     The Company has commitments of capital expenditures of approximately $0.5 million at June 30, 2001 relating to construction of a new 50,000 sq. ft. manufacturing/administration building at its Santa Fe Springs, California location.

      As discussed in the notes to the unaudited condensed consolidated financial statements, the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd on April 24, 1998 (the "Closing Date"). On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement. In the year ended December 31, 2000 and for the six months ended June 30, 2001, there were no additional payments earned.

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

      On April 16, 1999, the Company repaid the outstanding loan with the CIT Group Credit/Finance through a refinancing with B of A and cancelled the revolver. The new credit facility with B of A is a term loan in the amount of $1,861,478 payable in 48 equal monthly principal installments of $38,780 plus interest at a rate which approximates LIBOR plus 1.75% and is secured by fixed assets.

      On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company.

      Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company has breached certain covenants at June 30, 2001 due to lower than expected earnings and higher than expected capital expenditures for its new administrative and production building. The Company has received waivers to these covenants from B of A. The Company requested waivers to these covenants on July 13, 2001 and expects to receive such waivers.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements.

Stock Dividend

      On May 8, 2001, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record on July 13, 2001; as a result an additional 218,664 shares were issued on July 31, 2001. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

Forward Looking Statements

      This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "estimate", "anticipate", "project", "intend", "expect", and similar expressions are intended to identify forward looking statements. All forward looking statements involve risks and uncertainties, including, without limitation, statements and assumptions with respect to future revenues, program performance and cash flow. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. The forward looking statements in this document are intended to be subject to safe harbor protection provided by Sections 27A of the Securities Act and 21E of the Exchange Act.

2001 Outlook

         We expect mixed results for the balance of 2001. CompositAir's full year sales are expected to be 15% lower than 2000 due to lower sales to its largest customer, B/E Aerospace. NP Aerospace is not expected to ship any light armored vehicles during 2001 and is experiencing softness across its other product segments. We expect NP Aerospace's sales to be 10% lower than 2000. SBC's sales for the full year are expected to be approximately $20 million. However, increases in operating costs for health insurance, workers compensation insurance, and utilities will negatively impact earnings. We expect SBC to realize a small profit for the year. The Commercial business unit should realize financial results comparable to 2000. The Aerospace business unit should continue its excellent financial performance for the balance of 2001. The Thermal Insulation acquisition will contribute positively, albeit at a lower rate, in the second half of the year.

         We expect that consolidated 2001 net income will be approximately 15% lower than 2000. Our expectation excludes any extraordinary costs associated with the Valley Forge litigation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

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

           b. Reports on Form 8-K

           Purchase of certain assets and assumption of certain liabilities of Edler Industries, Inc. on April 20, 2001 for $2.6 million under Item 2 - Acquisition or Disposition of Assets as filed with the Commission on May 4, 2001.

           Dismissal of KPMG LLP and engagement of Ernst & Young LLP as certifying accountant under Item 4 - Changes in Registrant's Certifying Accountant as filed with the Commission on May 8, 2001 and amended on May 11, 2001.

           Announcement of a 10% stock dividend payable to shareholders of record as of July 13, 2001, to be paid on or about July 31, 2001 under Item 5 - Other Events as filed with the Commission on June 28, 2001.

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


DATE: August 14, 2001

                            By: /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)