Form 10-Q
period 2001-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2001-11-19
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2001

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

Class A Common Stock, Par Value $0.01 - 2,416,722 shares as of November 9, 2001.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                                3

Condensed Consolidated Balance Sheets                                          5

Condensed Consolidated Statements of Cash Flows                                6

Notes to Condensed Consolidated Financial Statements                           7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      16


PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    25

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                         2001              2000
                                                         ----              ----

Net sales                                             $12,096           $13,281
Cost of goods sold                                      8,813             9,286
                                                        -----            ------

Gross profit                                            3,283             3,995

Selling, general and administrative expenses            2,765             2,660
Write-down of long-lived assets                         5,351                 -
                                                        -----            ------

Operating income (loss)                                (4,833)            1,335
Interest expense, net                                     113               183
                                                       ------            ------

Income (loss) before income taxes                      (4,946)            1,152
Income tax expense (benefit)                             (217)              438
                                                       ------            ------

Net income (loss)                                    ($ 4,729)           $  714
                                                       ======            ======


Earnings (loss) per share - basic                     ($ 1.96)           $ 0.30
Earnings (loss) per share - diluted                   ($ 1.96)           $ 0.29

Weighted average common shares outstanding - basic      2,417             2,417
Weighted average common shares outstanding - diluted    2,417             2,462


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                         2001              2000
                                                         ----              ----

Net sales                                             $37,594           $36,784
Cost of goods sold                                     27,227            25,708
                                                       ------            ------

Gross profit                                           10,367            11,076

Selling, general and administrative expenses            7,686             6,755
Write-down of long-lived assets                         5,351                 -
                                                       ------           -------

Operating income (loss)                                (2,670)            4,321
Interest expense, net                                     396               358
                                                       ------            ------

Income (loss) before income taxes                      (3,066)            3,963
Income tax expense                                        503             1,506
                                                       ------           -------

Net income (loss)                                    ($ 3,569)          $ 2,457
                                                      =======            ======


Earnings (loss) per share - basic                    ($  1.48)          $  1.02
Earnings (loss) per share - diluted                  ($  1.48)          $  1.00

Weighted average common shares outstanding - basic      2,417             2,417
Weighted average common shares outstanding - diluted    2,417             2,467



See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                              Unaudited
                                      September 30, 2001      December 31, 2000
                                      ------------------      -----------------

ASSETS
Current assets:
  Cash and cash equivalents                     $ 2,853                $  7,121
  Accounts receivable                             6,812                   6,984
  Inventories                                     6,354                   6,065
  Other current assets                            3,853                   3,053
                                                -------                 -------
      Total current assets                        19,872                 23,223
Property, plant and equipment, net                11,605                 11,280
Cost in excess of fair value of net assets
of acquired companies, net                         3,876                  5,948
Other assets                                         712                    258
                                                 -------               --------
                                                $ 36,065               $ 40,709
                                                  ======                 ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt              $  2,715               $  2,778
  Accounts payable                                 3,055                  2,278
  Accrued expenses                                 2,186                  3,578
                                                  ------                 ------
      Total current liabilities                    7,956                  8,634

Long term debt - less current portion              7,693                  8,721
Other long term liabilities                          438                    449

Stockholders' equity:
  Preferred stock
      Authorized: 250,000 shares
      Issued and outstanding: None                     -                      -
  Common stock
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,416,722 shares
       and 2,198,058 shares, respectively             24                     22
Additional paid-in capital                        18,328                 15,931
Retained earnings                                  2,810                  7,972
Accumulated comprehensive loss                    (1,184)                (1,020)
                                                 -------                -------
Net stockholders' equity                          19,978                 22,905
                                                  ------                 ------
                                                $ 36,065               $ 40,709
                                                  ======                 ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                             Nine months ended
                                                               September 30,
                                                            2001           2000
                                                           -----          -----
Cash flow from operating activities:
    Net income (loss)                                   ($ 3,569)      $  2,457
Adjustments to reconcile net income to net
 cash provided by operating activities (net of effects
 of  acquisition):
    Depreciation and amortization                          1,228          1,084
    Additions to paid-in capital resulting from
        tax benefits                                         813          1,100
    Write-down of long-lived assets                        5,351              -
    Foreign currency translation                            (164)          (635)
 Changes in assets and liabilities:
    Accounts receivable                                      423            461
    Inventories                                              (61)           547
    Other current assets                                    (797)          (674)
    Accounts payable                                         578         (1,328)
    Accrued expenses                                      (1,392)          (294)
    Deferred tax asset                                      (505)             -
    Other, net                                               (11)           162
                                                         -------        -------
Net cash provided by operating activities                  1,894          2,880
                                                          ------        -------

Cash flow from investing activities:
    Acquisitions                                          (2,654)       (15,030)
    Proceeds from sale of assets                             198              -
    Capital expenditures                                  (2,081)          (882)
                                                         -------        -------
Net cash used in investing activities                     (4,537)       (15,912)
                                                         -------        -------

Cash flow from financing activities:
     Proceeds from long-term debt                              -         11,000
     Repayment of long term debt                          (1,617)          (700)
     Dividends paid                                           (8)            (7)
                                                          ------        -------
Net cash provided by (used in) financing activities       (1,625)        10,293
                                                          ------        -------

Net decrease in cash and cash equivalents                 (4,268)        (2,739)
Cash and cash equivalents, beginning of period             7,121          9,419
                                                         -------        -------
Cash and cash equivalents, end of period                $  2,853       $  6,680
                                                         =======        =======


See accompanying notes to condensed consolidated financial statements.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and nine months ended September 30, 2001 and 2000 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2000.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and income and expense and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

ACQUIRED BUSINESSES

On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation has been renamed the "Thermal Insulation" division of Reinhold. The purchase price was $2.6 million consisting of $1.6 million cash paid at closing and a $1.0 million, 8% interest bearing note paid in September 2001. The cost in excess of fair value of net assets acquired of $2.2 million is being amortized over twenty years.

On March 9, 2000, the Company, through its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc., an Indiana corporation, purchased substantially all of the assets, including real, personal and intellectual properties, and assumed certain liabilities of Samuel Bingham Company ("Bingham"), an industrial and graphic arts roller manufacturing and supplying business, headquartered in Bloomingdale, Illinois.

The purchase price paid was $14,742,000 plus expenses of $406,000. The cost in excess of fair value of net assets acquired, as of the acquisition date, was $5,555,000 and is currently being amortized over forty years (see Long-Lived Assets note). A significant source of funds for the purchase price was a five-year bank loan for $11,000,000 with the balance being paid from cash on hand.

The acquisitions of Edler and Bingham have been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of each acquisition.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


The pro forma unaudited results of operations for the nine months ended September 30, 2000, assuming consummation of the purchase of Bingham as of January 1, 2000 are as follows (in thousands, except earnings per share data):

                                                              Nine Months Ended
                                                            September 30,  2000
                                                            -------------------
      Net sales                                                         $41,110
      Net income                                                         $2,692
      Earnings per share - basic                                          $1.11
      Earnings per share - diluted                                        $1.09


LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

In the third quarter of 2001, the Company recorded a charge of approximately $5.3 million to write-down long-lived assets associated with the Bingham operating segment. Included in the $5.3 million charge was $1.3 million write-down of fixed assets related to the seven manufacturing and administrative locations of Bingham that were closed or are in the process of being closed. The fixed assets were written down to their estimated fair value which was determined based on the proceeds received and estimated to be received from the sales of the respective facilities.

The Company then determined that the estimated future undiscounted operating cash flows of the remaining Bingham operations were less than the carrying amount of Bingham's remaining long-lived assets. Based on its evaluation, the Company determined Bingham's long-lived assets, with a carrying value of $10.7 million, were impaired and wrote them down by $4.0 million to their estimated fair value. This write-down was charged to goodwill. Fair value was based on estimated discounted future operating cash flows of the Bingham operations.

INVENTORIES

Inventories  are stated at the lower of cost or market on a first-in,  first-out
(FIFO) basis. Inventoried costs relating to long-term contracts and programs are stated at actual production costs, including factory overhead, initial tooling and other related non-recurring costs incurred to date, reduced by amounts related to revenue recognized on units delivered. The components of inventory are as follows (in thousands):

                                 September 30, 2001           December 31, 2000
--------------------------------------------------------------------------------
     Raw material                           $ 4,630                     $ 4,205
     Work-in-process                          1,039                         744
     Finished goods                             685                       1,116
--------------------------------------------------------------------------------
       Total                               $  6,354                     $ 6,065
                                              =====                       =====

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

On May 8, 2001, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of July 13, 2001. As a result, an additional 218,664 shares were issued on July 31, 2001. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

REPORTING COMPREHENSIVE INCOME

The Company reports comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2001 and 2000 was a gain (loss) on foreign currency translation of $273,000 and ($147,000), respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2001 and 2000 was a loss on foreign currency translation of ($164,000) and ($635,000), respectively.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. The Company has determined that the impact of adopting SFAS No. 142 will be immaterial to its financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144, effective for the Company January 1, 2002, supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company has determined that the impact of adopting SFAS No. 144 will be immaterial to its financial position and results of operations.

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

On April 16, 1999, the Company repaid the outstanding loan with the CIT Group Credit/Finance through a refinancing with Bank of America National Trust and Savings Association ("B of A") and cancelled the revolver. The new credit facility with B of A is a term loan in the amount of $1,861,478 payable in 48 equal monthly principal installments of $38,780 plus interest at a rate which approximates LIBOR plus 1.75% and is secured by fixed assets. Effective November 1, 2001, the interest rate will change to approximate LIBOR plus 3.50%.

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. Effective November 1, 2001, the interest rate will change to approximate LIBOR plus 3.50%.

Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability or cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company has breached certain covenants at September 30, 2001 due to lower than expected earnings and higher than expected capital expenditures for its new administrative and production building. The Company requested and has received waivers to these covenants from B of A.


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

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Thermal Insulation data for 2001 has been added to the disclosure below due to the April 20, 2001 purchase of its predecessor, Edler.

Reinhold is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications primarily in the United States and Europe. The Company generates revenues from six operating segments: Aerospace, CompositAir, Commercial, Thermal Insulation, NP Aerospace and Bingham. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. Thermal Insulation produces composite components mainly for subcontractors of the U.S. defense industry. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft. Bingham manufactures rubber and urethane rollers for graphic arts and industrial applications.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).


                                         Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                             2001      2000      2001      2000
--------------------------------------------------------------------------------
Net sales
     Aerospace                            $ 2,886   $ 2,538  $  7,210   $ 6,090
     CompositAir                            1,478     1,668     4,712     5,923
     Commercial                               716       771     2,320     2,231
     Thermal Insulation                       466         -     1,342         -
     NP Aerospace                           2,342     2,629     7,386     9,575
     Bingham                                4,208     5,675    14,624    12,965
--------------------------------------------------------------------------------
Total sales                               $12,096   $13,281  $ 37,594  $ 36,784
--------------------------------------------------------------------------------

Income (loss) before income taxes
     Aerospace                              $ 942   $   790   $ 2,248   $ 1,868
     CompositAir                              (97)      136       (62)      739
     Commercial                                46       101       250       328
     Thermal Insulation                        30         -       313         -
     NP Aerospace                             342       210       798     1,231
     Bingham                               (5,970)       64    (6,079)      222
     Unallocated corporate expenses          (239)     (149)     (534)     (425)
--------------------------------------------------------------------------------
Total income (loss) before income taxes  ($ 4,946)  $ 1,152  ($ 3,066)  $ 3,963
--------------------------------------------------------------------------------

                                         September 30, 2001   December 31, 2000
--------------------------------------------------------------------------------
Total assets
     Aerospace                                      $ 5,457             $ 4,963
     CompositAir                                      2,865               2,613
     Commercial                                       1,039               1,091
     Thermal Insulation                               2,999                   -
     NP Aerospace                                     6,478               9,612
     Bingham                                         13,080              18,077
     Unallocated corporate                            4,147               4,353
--------------------------------------------------------------------------------
Total assets                                        $36,065             $40,709
--------------------------------------------------------------------------------

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company.

As of November 9, 2001, it is uncertain if any material negative determination will be made against the Company in either of these matters. The Company has evaluated its potential environmental liability exposure at the Casmalia Site, and, based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations. With respect to the Valley Forge Site, if a court were to determine that the Company was liable for recoverable costs under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations. Future developments in the Company's pending lawsuit, including the outcome of the Company's motion for summary judgment and the results of the remedial investigation/feasibility study, will require the Company to continually reassess the expected impact of this matter.

As of September 30, 2001, no liability has been recorded for future costs related to these environmental matters. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               September 30, 2001

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

Comparison of Third Quarter 2001 to 2000

      In the third quarter of 2001, net sales decreased $1.2 million (9%), to $12.1 million, compared to third quarter 2000 sales of $13.3 million. The April 20, 2001 acquisition of Edler Industries, Inc. ("Edler"), renamed Thermal Insulation, added $0.5 million to third quarter 2001 sales. Sales decreased by $0.2 million (11%) at CompositAir due to lower sales to its largest customer, B/E Aerospace. Sales increased $0.3 million (14%) in the Aerospace business unit due to increased shipments of missile components. Sales at NP Aerospace decreased by $0.3 million (11%) due to softness in all product segments. Bingham sales declined by $1.5 million (26%) due to the closure of three manufacturing facilities. Sales in the Commercial business unit decreased by $0.1 million (7%) due to lower sales of pool filter tanks.

      Gross profit margin decreased to 27% in the third quarter of 2001 compared to 30% in the third quarter 2000. Bingham's gross profit margin declined to 21% from 29% due primarily to unabsorbed overhead costs caused by reduced sales volume. CompositAir's gross profit margin declined to 14% from 31% due to these same factors.

     Selling, general and administrative expenses for the third quarter 2001 were $2.8 million (23% of sales) compared to $2.7 million (20% of sales) for the same quarter of 2000.

     In the third quarter of 2001, the Company recorded a charge of approximately $5.3 million to write-down long-lived assets associated with the Bingham operating segment. Included in the $5.3 million charge was $1.3 million write-down of fixed assets related to the seven manufacturing and administrative locations of Bingham that were closed or are in the process of being closed. The fixed assets were written down to their estimated fair value which was determined based on the proceeds received and estimated to be received from the sales of the respective facilities.

      Interest expense for the quarter was $0.1 million compared to $0.3 million in the third quarter 2000 due to lower effective interest rates and lower total debt. Interest income was $0.02 million for the third quarter 2001 compared to $0.07 million for the third quarter of 2000 due to lower cash balances.

     A loss before income taxes of $4.9 million (-41% of sales) was realized in the third quarter of 2001 compared to a profit of $1.2 million (9% of sales) in the same period of 2000. Income before income taxes for CompositAir was a loss of $0.1 million (-7% of sales) in 2001 compared with $0.1 million of profit (8% of sales) in 2000 due to lower revenues. Income before income taxes at NP Aerospace was $0.3 million (15% of sales) in 2001 compared to $0.2 million (8% of sales) in 2000 due to sales of higher margin products and lower compensation expense. Income before income taxes for Bingham was a loss of $6.0 million (-142% of sales) in 2001 compared with $0.1 million of profit (1% of sales) in 2000 due to lower sales and charges of $5.3 million to write-down long-lived assets to fair value. Income before income taxes for Aerospace was $0.9 million (33% of sales) in 2001 compared with $0.8 million (31% of sales) in 2000 due to increased sales. The new Thermal Insulation business unit contributed $0.03 million of income before income taxes (6% of sales).

      A tax benefit of ($217,000) was recorded in the third quarter of 2001 as compared to a tax provision of $438,000 in the third quarter of 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

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

Comparison of First Nine Months 2001 to 2000

      In the first nine months of 2001, sales increased $0.8 million, or 2%, to $37.6 million, compared to the first nine months 2000 sales of $36.8 million. The April 20, 2001, acquisition of Edler, renamed Thermal Insulation, added $1.3 million to 2001 sales. Sales decreased by $1.2 million (20%) at CompositAir due to lower sales to its largest customer, B/E Aerospace. Sales increased $1.1 million (18%) in the Aerospace business unit due to increased shipments of missile components. Sales at NP Aerospace decreased by $2.2 million (23%) due to softness in all product segments. Bingham sales rose by $1.7 million (13%) due to the March 9, 2000 acquisition date. Sales in the Commercial business unit were $0.1 million higher (4%) due to increased tooling shipments.

         Gross profit margin decreased to 28% for the first nine months of 2001 compared to 30% in the first nine months of 2000. CompositAir's gross profit margin declined to 18% from 31% due primarily to unabsorbed overhead costs caused by reduced sales volume.

     Selling, general and administrative expenses for the first nine months of 2001 were $7.7 million (20% of sales) compared to $6.8 million (18% of sales) for the first nine months of 2000.

     In the third quarter of 2001, the Company recorded a charge of approximately $5.3 million to write-down long-lived assets associated with the Bingham operating segment. Included in the $5.3 million charge was $1.3 million write-down of fixed assets related to the seven manufacturing and administrative locations of Bingham that were closed or are in the process of being closed. The fixed assets were written down to their estimated fair value which was determined based on the proceeds received and estimated to be received from the sales of the respective facilities.

     Bingham selling, general and administrative expenses rose by $0.9 million due to the March 9, 2000 acquisition date.

      Interest expense for the first nine months of 2001 was unchanged at $0.6 million compared to 2000. 2001 includes nine months of interest expense on the Bingham acquisition loan versus seven months in 2000. Bingham was acquired on March 9, 2000. Interest income for the nine month period was $0.17 million for 2001 compared to $0.23 million for 2000 due to lower cash balances.

     A loss before income taxes of $3.1 million (-8% of sales) was realized during the first nine months of 2001 compared to a profit of $4.0 million (11% of sales) in the same period of 2000. Income before income taxes at NP Aerospace was $0.8 million (11% of sales) in 2001 compared to $1.2 million (13% of sales) in 2000 due to lower sales across all product segments. Income before income taxes for Bingham was a loss of $6.1 million (-42% of sales) in 2001 compared with a profit of $0.2 million (2% of sales) in 2000. This is due primarily to a non-cash charge of approximately $5.3 million recorded in the third quarter 2001 to write-down long-lived assets to their fair value. Income before income taxes for Aerospace was $2.2 million (31% of sales) in 2001 compared with $1.9 million (31% of sales) in 2000. The new Thermal Insulation business unit contributed $0.3 million of income before income taxes (23% of sales).

      A tax provision of $503,000 was recorded in the first nine months of 2001 as compared to $1,506,000 in the first nine months of 2000. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full financial year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

      As of September 30, 2001, working capital was $11.9 million, down $2.7 million from December 31, 2000. Cash and cash equivalents of $2.9 million held at September 30, 2001 were $4.2 million lower than cash and cash equivalents held at December 31, 2000 primarily due to $2.6 million in cash paid for the Edler acquisition and $2.1 million of capital expenditures.

      Net cash provided by operating activities totaled $1.9 million for the nine months ended September 30, 2001. Net cash provided by operating activities totaled $2.9 million for the comparable period in 2000. The decrease from the prior period relates primarily to lower profitability of the Company.

     Net cash used in investing activities for the nine months ended September 30, 2001 totaled $4.5 million and consisted of the acquisition of Edler Industries, Inc. for $2.6 million and capital expenditures of $2.1 million. Net cash used in investing activities for the nine months ended September 30, 2000 totaled $15.9 million and consisted of the acquisition of Bingham for $15.0 million and capital expenditures totaling $0.9 million.

      Net cash used in financing activities for the nine months ended September 30, 2001 totaled $1.6 million, representing $1.6 million repayment of long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2000 totaled $10.3 million, representing the $11.0 million proceeds of the B of A loan less $0.7 million repayment of long-term debt.

      Expenditures in 2001 and 2000 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the B of A loan.

      The Company has commitments of capital expenditures of approximately $0.2 million at September 30, 2001 relating to construction of a new 50,000 sq. ft. manufacturing/administration building at its Santa Fe Springs, California location.

     On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company. Effective November 1, 2001, the interest rate will change to approximate LIBOR plus 3.50%.

      Both loan agreements with B of A are subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of cash flow to total outstanding debt, minimum net worth and limits on capital expenditures. The Company has breached certain covenants at September 30, 2001 due to lower than expected earnings and higher than expected capital expenditures for its new administrative and production building. The Company has received waivers to these covenants from B of A.

      Management believes that the available cash and cash flows from operations will be sufficient to fund the Company's operating and capital expenditure requirements for the next twelve months.

Stock Dividend

      On May 8, 2001, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record on July 13, 2001. As a result, an additional 218,664 shares were issued on July 31, 2001. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

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

2001 Outlook

     In the third quarter, the Company recorded a non-cash charge of approximately $5.3 million to write-down long-lived assets associated with the Bingham operating segment to their fair value. Included in the $5.3 million charge was $1.3 million to write-down fixed assets related to the seven manufacturing and administrative locations of Bingham that were closed or are in the process of being closed and a $4.0 million goodwill impairment charge.

As a result of the September 11, 2001 terrorist action, CompositAir's sales to its two largest customers have been impacted. A large percentage of CompositAir's backlog has been either postponed to an unknown future date or cancelled. We are forecasting approximately $1.0 million in sales for the fourth quarter for CompositAir, which equates to an operating loss of approximately $0.2 million.

NP Aerospace has recently reduced headcount by 20%. This is expected to save approximately $0.5 million in 2002. The Aerospace business unit should continue its excellent financial performance for the balance of 2001 and the Thermal Insulation and Commercial business units should contribute positively for the balance of the year.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. The Company has determined that the impact of adopting SFAS No. 142 will be immaterial to its financial position and results of operations.

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

               None

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


DATE: November 19, 2001

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)