Form 10-K
period 2001-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2002-03-29
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
------   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

         TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
------   EXCHANGE ACT OF 1934 FOR THE  TRANSITION PERIOD
         FROM                 TO
              ---------------     --------------

                         COMMISSION FILE NUMBER 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
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

CLASS A COMMON STOCK, PAR VALUE $.01                  NASDAQ
--------------------------------------------------------------------------------
     (Title of each class)                (Name of each exchange on which
                                           registered)

Securities registered under Section 12(g) of the Exchange Act: NONE
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 15, 2002 was $12,688,000.

The number of shares of common stock outstanding as of March 15, 2002 was 2,416,722.

Documents incorporated in part by reference:

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2001.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 1, 2002, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2001.

            From time to time, Reinhold Industries, Inc. ("Reinhold" or the "Company") makes certain comments and disclosures in reports and statements, including this report or statements made by its officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and the Company's opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

 Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. As a result, the reader is cautioned not to rely on these forward-looking statements.

 The Company wishes to caution readers that forward-looking statements, including disclosures which use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements, are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. Any forward-looking statements should be considered in context with the various disclosures made by the Company about its businesses, including without limitation the risk factors more specifically described below in Item 1. Business.

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

         Today, Reinhold Industries, Inc. is a manufacturer of advanced custom composite components, sheet molding compounds and rubber rollers for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense, aerospace, printing and other commercial industries. Reinhold is currently organized in six operating segments as follows:

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

         During 2001, Aerospace's sales increased by 13% due mainly to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to two major customers constituted approximately 65% of this business unit's total sales in 2001. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers.

         Due to reduced military spending in recent years, business consolidations in the markets the Company serves continue to persist. In 2001, Alliant Techsystems, Inc. ("ATK") acquired Thiokol Propulsion ("Thiokol") from Alcoa, Inc. Both ATK and Thiokol are major customers of the Company. The impact, if any, to the Company due to this transaction is indeterminable at this time.

         CompositAir - In May 1994, Reinhold acquired CompositAir from SP Systems, Inc. CompositAir is a niche manufacturer of composite commercial aircraft seatbacks and other commercial products. CompositAir has been in continuous production of composite seatback frames since 1980. Composites of epoxy, phenolic, or other resin systems, reinforced with aramid or other glass fibers, are laminated into the complex shapes required by today's feature-packed commercial aircraft seats. The weight of the frames is 30% to 40% less than equivalent aluminum frames. CompositAir operates in both Camarillo, California and Santa Fe Springs, California.

         Over 90% of CompositAir's sales are from two major customers. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. In 2001, sales dropped by 22% compared to 2000. The decline was due to commercial difficulties at one of CompositAir's main customers as well as a temporary decline in the general aircraft marketplace.

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

         Sales in 2001 were virtually unchanged from 2000 at $3.1 million.

         Thermal Insulation - On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation has been renamed the "Thermal Insulation" division of Reinhold. The purchase price was $2.6 million consisting of $1.6 million cash paid at closing and a $1.0 million, 8% interest bearing note paid in September 2001.

         Sales were $2.0 million in 2001.

         NP Aerospace - On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly-owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly-owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. Reinhold, as the Guarantor for NP Aerospace, became obligated to pay to Courtaulds plc net consideration consisting of (a) Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash on the Closing Date and (b) within 120 days following the end of each of the calendar years 1998 through 2001, a cash amount equal to 25% of the Pre-tax Profit on the light armored vehicle business only, the maximum aggregate amount of which shall not exceed Twenty Million pounds sterling ((pound)20,000,000). Additional payments of (pound)0 and (pound)140,000 ($227,000) were capitalized in 2000 and 1999, respectively, as part of the purchase price.
NP Aerospace operates in Coventry, England.

         Additional information on the NP Aerospace acquisition is set forth in
Note 2 to the Consolidated Financial Statements on page 30 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 17 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

         NP Aerospace manufactures a wide variety of composite products including compression molded canopies for street lights, commercial aircraft seatback frames, aramid composite combat helmets, protective personal body armor, carbon composite radiography support couches and light-armored composite vehicle structures.

         NP Aerospace operates in niche marketplaces for the sale of commercial aircraft seatbacks, helmets and light armored vehicles. Due to the limited marketplaces for these products, sales from year-to-year are very uncertain. Due to the high selling price of armored vehicles, large annual swings in revenue are possible. Overall sales in 2001 were 22% lower than in 2000 reflecting general weakness across all product segments.

         Samuel Bingham Enterprises, Inc. - On March 9, 2000, Samuel Bingham Enterprises, Inc., a newly formed wholly-owned subsidiary of Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Samuel Bingham Company for $15.1 million in cash. A majority of the purchase price was financed through a five-year term loan with the Bank of America for $11.0 million with the balance being paid from cash on hand.

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

         Bingham manufactures at various locations throughout the United States and sells through a direct sales force to approximately 3,000 customers. Due to the existence of many other manufacturers in this marketplace, the Company is forced to be highly competitive.

                  In 2001, the Company recorded a charge of approximately $5.4 million to write-down long-lived assets associated with the Bingham operating segment. Included in the $5.4 million charge was approximately $1.3 million write-down of fixed assets related to the seven manufacturing and administrative locations of Bingham that were closed or were in the process of being closed. The fixed assets were written down to their estimated fair value which was determined based on the proceeds received and estimated to be received from the sales of the respective facilities. The Company then determined that the estimated future undiscounted operating cash flows of the remaining Bingham operations were less than the carrying amount of Bingham's remaining long-lived assets. Based on its evaluation, the Company determined Bingham's long-lived assets, with a carrying value of $10.7 million, were impaired and wrote them down by approximately $4.0 million to their estimated fair value. This write-down was charged against goodwill. Fair value was based on estimated discounted future operating cash flows of the Bingham operations.

         Additional information on the Bingham acquisition is set forth in Note 2 to the Consolidated Financial Statements on page 30 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 17 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 39 through 41 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 14 through 16 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

         Significant Customers

         Information about significant customers is set forth in Note 10 to the Consolidated Financial Statements on page 44 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

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

         Research and Development
         Research and development expenditures were approximately $348,000, $327,000 and $155,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Employees
         At December 31, 2001, Reinhold had 368 full-time employees and 13 part-time employees. Of these employees, 291 (278 full-time and 13 part-time) were employed in manufacturing and 90 (all full-time) in administration, product development and sales. Approximately 26% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 6% are based in Camarillo, California, approximately 22% are based at NP Aerospace located in Coventry, England and approximately 46% are based at the various manufacturing and administration facilities of Samuel Bingham. Approximately 55 of the employees in Coventry, England are represented by a labor union. Certain Samuel Bingham employees, approximately 40, located in San Leandro, California, Searcy, Arkansas and Blacklick, Pennsylvania are also represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 2.  PROPERTIES
         The following chart lists the principal locations and size of Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.


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

Coventry, England                  Administration and            80,000 sq. ft          Own
                                     Manufacturing
Samuel Bingham Properties
Portland, OR                       Manufacturing                 14,000 sq. ft.         Leased (Expires 2006)
San Leandro, CA                    Manufacturing                 21,000 sq. ft.         Own
Kansas City, MO                    Manufacturing                 10,000 sq. ft.         Own
Kansas City, MO                    Manufacturing                 19,000 sq. ft.         Leased (Expires 2003)
Searcy, AK                         Manufacturing                 38,000 sq. ft.         Own
College Park, GA                   Manufacturing                 16,000 sq. ft.         Leased (Expires 2002)
Forney, TX                         Manufacturing                   5,000 sq. ft.        Leased (Expires 2004)
Houston, TX                        Manufacturing                   9,000 sq. ft.        Own
Blacklick, PA                      Manufacturing                 22,000 sq. ft.         Own
Palmyra, NY                        Manufacturing                 17,000 sq. ft.         Leased (Expires 2003)
Franklin Park, IL                  Manufacturing                 13,000 sq. ft.         Leased (Expires 2003)
Montreal, Quebec, Canada           Manufacturing                 23,000 sq. ft.         Own
Bloomingdale, IL                   Administration                  4,000 sq. ft.        Leased (Expires 2004)



         Construction of a new building and additional improvements at the Santa Fe Springs location were substantially completed in 2001. Reinhold believes its facilities are utilized consistent with economic conditions and the requirements of its operations.

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

           On March 1, 2001, the Company commenced an action against EPA and the NPS in the United States District Court for the Southern District of New York seeking a declaratory judgment that any claims asserted against it in connection with the Valley Forge site were barred as a matter of law due to two injunctions issued in 1996 in the bankruptcy case against its predecessor, Keene Corporation. On July 20, 2001, the United States served its answer and counterclaim to the Company's complaint on behalf of the NPS. In its answer, the government withdrew its request for reimbursement of the EPA's CERCLA response costs ($616,878) and objected to the relief sought by the Company. Its counterclaim seeks the recovery of past and present CERCLA response costs incurred by the NPS at the Valley Forge site and a declaratory judgment on liability that will be binding in future actions to recover future response costs.

            On August 3, 2001, the Company served a motion for summary judgment requesting judgment in its favor on its complaint and dismissal of the counterclaim.

            On September 10, 2001, the United States served its response in opposition to the Company's summary judgment motion. In its response, the government submitted that (i) the NPS's claim for recovery of past and present CERCLA response costs at the Valley Forge Site does not constitute an Asbestos-Related Claim; and (ii) neither the Plan nor the Confirmation Order govern its claim because Keene failed to give the NPS actual notice of the bankruptcy proceeding. The government sought a denial of the summary judgment motion or a continuance to allow discovery on its defense of actual notice.

            On September 26, 2001, the Company served its reply to the government's response and asserted, among other things, that summary judgement was not premature as the undisputed facts establish that the NPS was an "unknown creditor" at the time of the Keene bankruptcy case such that publication notice
- which indisputably was given - was legally sufficient to subject the NPS to the terms of the two injunctions issued under the Plan. The Company also reiterated that the plain meaning and purpose of the Plan and Confirmation Order compel the conclusion that the NPS claim was an Asbestos-Related Claim.

            As of December 31, 2001, the summary judgment motion is pending before the Court.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------
          The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
            STOCKHOLDER MATTERS

         a. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 47 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASDAQ National Market under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         b. The approximate number of common equity security holders is as follows:

                                                              Approximate Number
                                                            of Holders of Record
         Title of Class                                     as of March 15, 2002
         --------------                                     --------------------

         Class A Common Stock,
          par value $.01 per share                                         1,486


         c. A 10% stock dividend was declared on May 8, 2001 payable to shareholders of record as of July 13, 2001. The dividend was payable on or about July 31, 2001. Fractional shares were paid in cash. Fractional share cash payments totaled $8,278.05.

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management Discussion and Analysis of Financial Condition and Results of Operations" on page 13 of Reinhold's 2001 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has two main areas of market risk; interest rates on outstanding debt and fluctuations in the value of the British Pound Sterling to the United States Dollar.

         All of the Company's debt at December 31, 2001 is at variable interest rates based on LIBOR plus 1.75%. A hypothetical 10% change in interest rates would have had a $0.1 million impact on interest expense for the years ended December 31, 2001 and 2000, respectively.

         The functional currency of the Company's wholly-owned subsidiary, NP Aerospace, is the British Pound Sterling (the "Pound"). The exchange rate of the Pound to the Dollar from April 28, 1998 to December 31, 2001 has fluctuated from
1.68 to 1.39, a range of 17%. A hypothetical 15% change in exchange rate would have had a $0.02 million and $0.1 million impact on net income for the year ended December 31, 2001 and 2000, respectively.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------
            Information for Item 8 is included in Reinhold's consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and Reinhold's unaudited quarterly financial data for the two year period ended December 31, 2001, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Reinhold's 2001 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Reinhold's consolidated financial statements is in the Management's and Independent Auditors' Reports section of Reinhold's 2001 Annual Report to shareholders and is also incorporated herein by reference.


Independent Auditors' Report on Schedules


The Board of Directors
Reinhold Industries, Inc.

We have audited the consolidated financial statements of Reinhold Industries, Inc. as of December 31, 2001, and for the year ended, and have issued our report thereon dated February 19, 2002 (except for Note 4, as to which the date is March 27, 2002) (incorporated by reference into this Registration Statement). Our audit also included the financial statement schedules listed in Item 14(a) of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Ernst & Young LLP



Orange County, California
February 19, 2002


                Schedule II-A - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)

                                                          Additions Charged to
                                         Balance at    --------------------------                 Balance at
                                       Beginning of    Costs and                                      End of
                                             Period     Expenses            Other    Deductions       Period
-------------------------------------------------------------------------------------------------------------
December 31, 1999                               287                                         227           60
-------------------------------------------------------------------------------------------------------------
December 31, 2000                                60                           105                        165
-------------------------------------------------------------------------------------------------------------
December 31, 2001                               165                           105           104          166
-------------------------------------------------------------------------------------------------------------


               Schedule II-B - Valuation and Qualifying Accounts

                        Inventory Reserves (in thousands)


                                                          Additions Charged to
                                         Balance at    --------------------------                 Balance at
                                       Beginning of    Costs and                                      End of
                                             Period     Expenses            Other    Deductions       Period
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
December 31, 2001                             1,183                                          56        1,127
-------------------------------------------------------------------------------------------------------------




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 1, 2001, by written consent of the Board of Directors, KPMG LLP was dismissed as the Registrant's certifying accountant. Ernst & Young LLP was engaged as the Registrant's new certifying accountant.

During 2000 and 1999, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

KPMG LLP's report on the financial statements for fiscal 2000 and 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

      The information required with respect to directors and officers of Reinhold is included in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is included in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is included in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2001 Annual Report to shareholders:

    Report of Independent Auditors

    Consolidated Statement of Operations for the years ended December 31, 2001, 2000 and 1999

    Consolidated Balance Sheet at December 31, 2001 and 2000

    Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statement of Shareholders' Equity and Comprehensive Income
     (Loss) for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

    See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

2. Financial Statement Schedules: Certain schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

        Schedule II -A - Valuation and Qualifying Accounts
        Schedule II - B - Valuation and Qualifying Accounts
        Report of Independent Auditors on Financial Statement Schedules

3)  EXHIBITS

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

    13 Certain portions of 2001 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Reinhold's 2001 Annual Report to shareholders is not deemed to be filed as a part of this report)

    16     Letter Regarding Change in Independent Accountants

    23.1   Consent of Ernst & Young LLP, Independent Auditors

    23.2   Consent of Independent Auditors and Report on Schedule - KPMG LLP

    b)  REPORTS ON FORM 8-K

           NONE

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, Reinhold has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 REINHOLD INDUSTRIES, INC.
                                               ---------------------------
                                                      Registrant



Date:    March 28, 2002                          By:/s/ Brett R. Meinsen
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


           /s/ Michael T. Furry                              March 28, 2002
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)


           /s/ Ralph R. Whitney, Jr.                         March 28, 2002
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman


           /s/ Andrew McNally, IV                            March 28, 2002
           -------------------------------------
           Andrew McNally, IV- Director



           /s/ Glenn Scolnik                                 March 28, 2002
           -------------------------------------------
           Glenn Scolnik- Director




           /s/ Thomas A. Brand                               March 28, 2002
           -----------------------------------------
           Thomas A. Brand- Director



           /s/ Richard A. Place                              March 28, 2002
           -------------------------------------------
           Richard A. Place- Director