Form 10-Q
period 2002-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2002-05-09
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2002

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

Class A Common Stock, Par Value $.01 - 2,416,722 shares as of May 7, 2002.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                             PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               5

Notes to Condensed Consolidated Financial Statements                          6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      15


PART II - OTHER INFORMATION                                                   21

SIGNATURES                                                                    23

EXHIBITS                                                                      24

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       2002                2001
                                                      ------               ----

Net sales                                            $13,930            $12,162
Cost of goods sold                                     9,828              8,675
                                                      ------              -----

Gross profit                                           4,102              3,487
Selling, general and administrative expenses           2,658              2,523
                                                      ------             ------

Operating income                                       1,444                964
Interest expense, net                                    115                119
                                                       -----             ------

Income before income taxes                             1,329                845
Income taxes                                             505                327
                                                      ------            -------

Net income                                           $   824            $   518
                                                      ======            =======


Basic earnings per share                             $  0.34            $  0.21
Diluted earnings per share                           $  0.34            $  0.21

Weighted average common shares outstanding - basic     2,417              2,417
Weighted average common shares outstanding - diluted   2,417              2,434


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                         March 31, 2002       December 31, 2001
ASSETS
Current assets:
  Cash and cash equivalents                     $ 3,462                 $ 4,105
  Accounts receivable                             6,859                   5,596
  Inventories                                     6,207                   6,275
  Other current assets                            2,407                   2,499
                                                -------                 -------
      Total current assets                       18,935                  18,475

Property, plant and equipment, net               10,519                  10,564
Cost in excess of fair value of net
  assets of acquired companies - net              3,786                   3,786
Other assets                                        196                     204
                                                -------                 -------
                                                $33,436                 $33,029
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion - long term debt              $   140                 $ 3,418
  Borrowings under line of credit                 7,221                       -
  Accounts payable                                3,334                   2,389
  Accrued expenses                                2,188                   1,687
                                                 ------                  ------
      Total current liabilities                  12,883                   7,494

Long-term pension liability                       3,899                   3,899
Long term debt - less current portion               239                   6,280
Other long term liabilities                         274                     279
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                    -                       -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,416,722 shares       24                      24
Additional paid-in capital                       17,848                  17,514
Retained earnings                                 3,479                   2,655
Accumulated other comprehensive loss             (5,210)                 (5,116)
                                                 ------                 -------
Net stockholders' equity                         16,141                  15,077
                                                 ------                 -------
                                                $33,436                 $33,029
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                   2002                    2001
                                                   ----                    ----
Cash flow from operating activities:
  Net income                                    $   824                 $   518
Adjustments to reconcile net income to net
  cash provided by operating activities
   (net of effects of  acquisition):
    Depreciation and amortization                   337                     388
    Additions to paid-in capital resulting
     from tax benefits                              334                     278
 Changes in assets and liabilities:
      Accounts receivable                        (1,263)                    976
      Inventories                                    68                    (531)
      Other current assets                           92                    (335)
      Accounts payable                              945                    (184)
      Accrued expenses                              501                    (936)
      Other, net                                     (5)                     (4)
                                                 ------                  ------
Net cash provided by operating activities         1,833                     170

Cash flows used in investing activities:
   Proceeds from sale of assets                     105                       -
   Capital expenditures                            (389)                   (568)
                                                 ------                  ------
Net cash used in investing activities              (284)                   (568)

Cash flows used in financing activities:
   Borrowings against line of credit              7,221                       -
   Repayment of long-term debt                   (9,319)                   (428)
                                                 ------                  ------
Net cash used in financing activities            (2,098)                   (428)

Effect of exchange rate changes on cash             (94)                   (288)
                                                  -----                  ------

Net decrease in cash and cash equivalents          (643)                 (1,114)
Cash and cash equivalents, beginning of period    4,105                   7,121
                                                  -----                  ------
Cash and cash equivalents, end of period        $ 3,462                 $ 6,007
                                                 ======                  ======




See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)




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

USE OF ESTIMATES

The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three months ended March 31, 2002 and 2001 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

ACQUIRED BUSINESSES

On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation has been renamed the "Thermal Insulation" division of Reinhold. The purchase price was $2.6 million consisting of $1.6 million cash paid at closing and a $1.0 million, 8% interest bearing note paid in September 2001. The cost in excess of fair value of net assets acquired of $2.2 million was being amortized over twenty years through December 31, 2001. Effective January 1, 2002, the cost in excess of fair value of net assets is no longer amortized but is subject to annual impairment testing in accordance with SFAS No. 142.

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

The purchase price paid was $14,742,000 plus expenses of $406,000. The cost in excess of fair value of net assets acquired, as of the acquisition date, was $5,555,000 and was being amortized over forty years. Effective January 1, 2002, the cost in excess of fair value of net assets is no longer amortized but is subject to annual impairment testing in accordance with SFAS No. 142. A significant source of funds for the purchase price was a five-year bank loan for $11,000,000 with the balance being paid from cash on hand.

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

                                     March 31, 2002           December 31, 2001
--------------------------------------------------------------------------------
     Raw material                           $ 4,806                       4,557
     Work-in-process                            851                         919
     Finished goods                             550                         799
--------------------------------------------------------------------------------
       Total                               $  6,207                       6,275

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):
                                                          Three Months Ended
                                                              March 31,
                                                       2002                2001
                                                       ----                ----

Net income                                            $ 824              $  518
                                                      =====              ======

Weighted average shares used in basic computation     2,417               2,417
Dilutive effect of stock options                          -                  17
                                                     ------              ------
Weighted average shares used for diluted
      calculation                                     2,417               2,434
                                                      =====              ======

Stock options outstanding                               205                 205
Range of exercise price                         $6.82-$9.30         $6.82-$9.30

REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2002 and 2001 was a loss on foreign currency translation of $94,000 and $288,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives will no longer be amortized but instead subject to impairment tests at least annually. Under SFAS No. 142, the Company discontinued amortization of its cost in excess of fair value of net assets acquired (goodwill) beginning January 1, 2002, which will result in reduced expense of approximately $202,000 (net of related tax effects) in fiscal 2002.

         A reconciliation of net income and earnings per share for periods prior to the adoption of FAS 142 is as follows (in thousands):
                                                   Three months ended March 31,
                                                       2002                2001
                                                      -----                ----
Net income as reported                                $ 824               $ 518
Impact of adoption of FAS 142 (net of
  related tax effects)                                    -                  46
                                                     ------               -----
"Adjusted" net income                                 $ 824               $ 564

Basic earnings per share                              $0.34               $0.23
Diluted earnings per share                            $0.34               $0.23


         The gross amount of goodwill and related accumulated amortization at March 31, 2002 and 2001 amounted to $8,921,000 and $5,135,000 and $6,718,000 and
$791,000, respectively.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Effective January 1, 2002, the Company adopted SFAS 144, which did not have an effect on its consolidated results of operations.

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

On April 16, 1999, the Company repaid the outstanding loan with the CIT Group Credit/Finance through a refinancing with Bank of America National Trust and Savings Association ("B of A") and cancelled the revolver. The new credit facility with B of A was a term loan in the amount of $1,861,478 payable in 48 equal monthly principal installments of $38,780 plus interest at a rate which approximates LIBOR plus 1.75% and is secured by fixed assets.

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company.

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company.

On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with B of A.

The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at March 31, 2002.

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

FOREIGN CURRENCY

The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of operations is translated at the average exchange rate in effect during the period being reported. Exchange differences arise mainly from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity.

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

                                     March 31, 2002              March 31, 2001
--------------------------------------------------------------------------------
Net sales
     Aerospace                             $  3,418                       1,605
     CompositAir                              1,712                       1,731
     Commercial                                 650                         851
     Thermal Insulation                         341                           -
     NP Aerospace                             2,924                       2,447
     Bingham                                  4,885                       5,528
--------------------------------------------------------------------------------
Total sales                                $ 13,930                      12,162

Income (loss) before income taxes
     Aerospace                             $  1,167                         429
     CompositAir                                (77)                        198
     Commercial                                  52                         102
     Thermal Insulation                           9                           -
     NP Aerospace                               332                          87
     Bingham                                    159                         138
     Unallocated corporate expenses            (313)                       (109)
--------------------------------------------------------------------------------
Total income before income taxes           $  1,329                         845


                                     March 31, 2002           December 31, 2001
--------------------------------------------------------------------------------
Total assets
     Aerospace                             $  5,214                       5,026
     CompositAir                              2,703                       2,453
     Commercial                                 967                         914
     Thermal Insulation                       3,178                       3,431
     NP Aerospace                             6,728                       6,023
     Bingham                                 11,233                      10,947
     Unallocated corporate                    3,413                       4,235
--------------------------------------------------------------------------------
Total assets                               $ 33,436                      33,029

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

As of March 31, 2002, it is uncertain if any material negative determination will be made against the Company in either of these matters. The Company has evaluated its potential environmental liability exposure at the Casmalia Site, and, based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations. With respect to the Valley Forge Site, if a court were to determine that the Company was liable for recoverable costs under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations. Future developments in the Company's pending lawsuit, including the outcome of the Company's motion for summary judgment and the results of the remedial investigation/feasibility study, will require the Company to continually reassess the expected impact of this matter.

As of March 31, 2002, no liability has been recorded for future costs related to these environmental matters. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2002

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition And Allowances For Doubtful Accounts.
The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

Inventories
We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.

Fair Value Of Assets Acquired And Liabilities Assumed In Purchase Combinations The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Pensions And Post Retirement Benefits
The valuation of the Company's pension and other post-retirement plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses and assets/liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits, and mortality rates. The actuarial assumptions used in the Company's pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on the Company's pension expenses and related funding requirements.

Valuation Of Long-Lived And Intangible Assets
We assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

During 2001, we performed an assessment of the goodwill related to our acquisition of Samuel Bingham Company ("Bingham"), pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, we recorded a charge of $4.0 million during the third quarter of 2001 to reduce goodwill associated with the purchase of Bingham. The charge was based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences.

Cumulative Foreign Exchange Translation Accounting
In preparing our consolidated financial statements, we are required to translate the financial statements of NP Aerospace from the currency in which they keep their accounting records, the British Pound Sterling, into United States dollars. This process results in exchange gains and losses which are either included within the statement of operations or as a separate part of our net equity under the caption "foreign currency translation adjustment."

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of NP Aerospace. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.

If any subsidiary's functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in cumulative translation adjustments. However, if the functional currency is deemed to be the United States dollar then any gain or loss associated with the translation of these financial statements would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had foreign currency translation losses of approximately $531,000 and $437,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at March 31, 2002 and December 31, 2001, respectively.

Environmental Liabilities
With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims.

Comparison of First Quarter 2002 to 2001

      In the first quarter of 2002, net sales increased $1.7 million, or 15%, to $13.9 million, compared to first quarter 2001 sales of $12.2 million. Sales in the Aerospace business unit increased by $1.8 million (113%) to $3.4 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were flat at $1.7 million. Sales decreased $0.2 million (24%) to $0.7 million in the Commercial business unit due to decreased shipments of pool filter tanks and in-ground lighting housings. Sales for the Thermal Insulation business unit were $0.3 million in the first quarter 2001. The Thermal Insulation business unit was acquired on April 20, 2001. Sales at NP Aerospace increased $0.5 million (19%) to $2.9 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $0.6 million (12%) to $4.9 million due to soft market conditions.

      Gross profit margin in the first quarter increased from 28.7% in 2001 to 29.4% in 2002. Gross profit margin for Aerospace increased from 43.2% to 45.2% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for CompositAir decreased from 24.4% to 7.9% due to product mix and labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 24.8% to 22.8% due to lower sales and the resulting underabsorption of fixed overhead expenses. Gross profit margin for Thermal Insulation was 22.9% for the first quarter 2002. The Thermal Insulation business unit was acquired on April 20, 2001. Gross profit margin for NP Aerospace increased from 23.0% to 27.3% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham was flat at approximately 29%.

      Selling, general and administrative expenses for the first quarter 2002 were $2.7 million (19.1% of sales) compared to $2.5 million (20.7% of sales) for the same quarter of 2001. The increase is due primarily to legal and other fees to establish our credit facility with LaSalle Bank and legal defense costs related to the Valley Forge litigation.

      Interest expense, net in the first quarter of 2002 was flat at $0.1 million for both 2002 and 2001.

      Income before income taxes increased to $1.3 million (9.5% of sales) in the first quarter of 2002 from $0.8 million (7.0% of sales) in the same period of 2001 due to higher revenues. Income before income taxes for Aerospace was $1.2 million (34.1% of sales) in 2002 compared to $0.4 million (26.7% of sales) in 2001 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. A loss before income taxes for CompositAir of $0.1 million was realized in 2002 compared to a profit before income taxes of $0.2 million in 2001 due to an unfavorable product mix and labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased to $0.052 million (8.0% of sales) from $0.1 million (12.0% of sales) due to lower sales and the resulting underabsorption of fixed overhead expenses. Income before income taxes for Thermal Insulation in the first quarter of 2002 was break-even. Income before income taxes for NP Aerospace increased to $0.3 million (11.4% of sales) from $0.1 million (3.6% of sales) due to increased sales. Income before income taxes expenses for Bingham increased to $0.2 million (3.3% of sales) from $0.1 million (2.5% of sales) due to lower G&A and interest expenses.

      A tax provision of $505,000 was recorded in the first three months of 2002 as compared to $327,000 in the first three months of 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $25,628,000. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. As more fully described in
Note 3 to the 2001 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2002, working capital was $6.1 million, down $4.9 million from December 31, 2001. Cash and cash equivalents of $3.5 million held at March 31, 2002 were $0.6 million lower than cash and cash equivalents held at December 31, 2001 primarily due to the $2.1 reduction of outstanding borrowings and $0.4 million of capital expenditures offset by cash generated by operating activities of $1.8 million.

      Net cash provided by operating activities totaled $1.8 million for the three months ended March 31, 2002. Net cash provided by operating activities totaled $0.2 million for the comparable period in 2001. The increase over the prior period relates to improved working capital management and increased profitability of the Company.

      Net cash used in investing activities for the three months ended March 31, 2002 totaled $0.3 million and consisted of capital expenditures and proceeds from sale of assets. Net cash used in investing activities for the three months ended March 31, 2001 totaled $0.6 million and consisted of capital expenditures.

      Net cash used in financing activities for the three months ended March 31, 2002 totaled $2.1 million and consisted of borrowings against the line of credit of $7.2 million less repayments of long-term debt of $9.3 million. Net cash used in financing activities for the three months ended March 31, 2001 totaled $0.4 million and consisted of repayments of long-term debt.

      Expenditures in 2002 and 2001 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the LaSalle line of credit.

      On April 24, 1998 (the "Closing Date"), the Company acquired certain assets and assumed certain liabilities of the Ballistic and Performance Composites Division of Courtaulds Aerospace Ltd. On the Closing Date, Reinhold paid to Courtaulds plc the Two Million Two Hundred Thousand pounds sterling ((pound)2,200,000) ($3,706,340 based on an exchange rate of $1.6847) cash due on the Closing Date and will make additional payments in the future as required by the Asset Sale Agreement. In the year ended December 31, 2001 and for the three months ended March 31, 2002, there were no additional payments earned.

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

      On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company.

      On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with B of A.

      The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at March 31, 2002.

      Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least March 31, 2003.

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

2002 Outlook

      The Aerospace business unit will continue to outperform 2001 results due mainly to Minuteman III PRP component shipments. The CompositAir, Commercial and Thermal Insulation business units should generate financial results comparable to 2001. Pending the realization of several large foreign military helmet orders, NP Aerospace should exceed 2001 profitability. At Bingham, our financial performance is improving. Although sales during the first quarter 2002 were $0.6 million lower than sales in the first quarter 2001, pre-tax profit rose slightly. Additional cost reduction efforts are continuing which should contribute positively to 2002 results.

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

    10.9 Credit Agreement between Reinhold Industries, Inc., Samuel Bingham Enterprises, Inc., NP Aerospace Limited (the "Borrowers") and LaSalle Bank National Association dated March 21, 2002 on Form 10-Q filed with the Commission on May 9, 2002.

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


DATE: May 9, 2002

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)