Form 10-Q
period 2002-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2002-08-07
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2002

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

Class A Common Stock, Par Value $.01 - 2,657,655 shares as of August 2, 2002.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         5

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      15


PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    24

EXHIBITS                                                                      25

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                                June 30,
                                                         2002              2001
                                                       ------            ------

Net sales                                             $13,331           $13,336
Cost of goods sold                                      9,229             9,739
                                                        -----             -----

Gross profit                                            4,102             3,597
Selling, general and administrative expenses            2,883             2,398
                                                       ------            ------

Operating income                                        1,219             1,199
Interest expense, net                                      70               164
                                                      -------            ------

Income before income taxes                              1,149             1,035
Income taxes                                              449               393
                                                       ------           -------

Net income                                            $   700           $   642
                                                       ======           =======


Basic earnings per share                              $  0.26           $  0.24
Diluted earnings per share                            $  0.26           $  0.24

Weighted average common shares outstanding - basic      2,658             2,658
Weighted average common shares outstanding - diluted    2,682             2,677


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                         2002              2001
                                                       ------            ------

Net sales                                             $27,261          $ 25,498
Cost of goods sold                                     19,057            18,414
                                                       ------            ------

Gross profit                                            8,204             7,084
Selling, general and administrative expenses            5,541             4,921
                                                       ------            ------

Operating income                                        2,663             2,163
Interest expense, net                                     185               283
                                                      -------            ------

Income before income taxes                              2,478             1,880
Income taxes                                              954               720
                                                      -------           -------

Net income                                            $ 1,524           $ 1,160
                                                      =======           =======


Basic earnings per share                              $  0.57           $  0.44
Diluted earnings per share                            $  0.57           $  0.43

Weighted average common shares outstanding - basic      2,658             2,658
Weighted average common shares outstanding - diluted    2,664             2,677


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                              (Unaudited)
                                            June 30, 2002     December 31, 2001
                                            -------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents                      $  2,426              $  4,105
  Accounts receivable                               7,092                 5,596
  Inventories                                       6,603                 6,275
  Other current assets                              2,415                 2,499
                                                   ------                ------
      Total current assets                         18,536                18,475

Property, plant and equipment, net                 10,886                10,564
Cost in excess of fair value of net
 assets of acquired companies - net                 3,786                 3,786
Other assets                                          164                   204
                                                   ------                ------
                                                 $ 33,372              $ 33,029
                                                   ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit                $  5,700              $      -
  Accounts payable                                  3,225                 2,389
  Accrued expenses                                  2,619                 1,687
  Current portion - long term debt                    140                 3,418
                                                   ------                 -----
      Total current liabilities                    11,684                 7,494

Long-term pension liability                         3,899                 3,899
Long term debt - less current portion                 202                 6,280
Other long term liabilities                           278                   279
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                      -                     -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,657,655 shares
         and 2,416,722 shares, respectively            27                    24
Additional paid-in capital                         19,996                17,514
Retained earnings                                   2,245                 2,655
Accumulated other comprehensive loss               (4,959)               (5,116)
                                                   ------               -------
Net stockholders' equity                           17,309                15,077
                                                   ------               -------
                                                 $ 33,372              $ 33,029
                                                   ======                ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                        2002               2001
                                                        ----               ----
Cash flow from operating activities:
  Net income                                         $ 1,524            $ 1,160
Adjustments to reconcile net income to net
  cash provided by operating activities
  (net of effects of  acquisition):
    Depreciation and amortization                        679                822
    Additions to paid-in capital resulting
      from tax benefits                                  557                683
 Changes in assets and liabilities:
      Accounts receivable                             (1,496)              (192)
      Inventories                                       (328)              (306)
      Other current assets                                84               (189)
      Accounts payable                                   836                783
      Accrued expenses                                   932             (1,343)
      Other, net                                          42                  -
                                                     -------             ------
Net cash provided by operating activities              2,830              1,418

Cash flows used in investing activities:
   Acquisitions                                            -             (2,645)
   Proceeds from sale of assets                          105                  -
   Capital expenditures                               (1,106)            (1,387)
                                                      ------             ------
Net cash used in investing activities                 (1,001)            (4,032)

Cash flows used in financing activities:
   Note payable - acquisition                              -              1,000
   Dividends paid                                         (9)                 -
   Borrowings against line of credit                   7,221                  -
   Repayments on line of credit                       (1,521)                 -
   Repayment of long-term debt                        (9,356)              (888)
                                                      ------             ------
Net cash provided by (used in) financing activities   (3,665)               112

Effect of exchange rate changes on cash                  157               (437)
                                                      ------             ------

Net decrease in cash and cash equivalents             (1,679)            (2,939)
Cash and cash equivalents, beginning of period         4,105              7,121
                                                      ------             ------
Cash and cash equivalents, end of period             $ 2,426            $ 4,182
                                                     =======            =======




See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and six months ended June 30, 2002 and 2001 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

The acquisition of Edler has been accounted for by the purchase method and, accordingly, the results of operations have been included in the consolidated financial statements from the date of acquisition.

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

                                       June 30, 2002           December 31, 2001
--------------------------------------------------------------------------------
     Raw material                             $ 4,747                      4,557
     Work-in-process                            1,035                        919
     Finished goods                               821                        799
--------------------------------------------------------------------------------
       Total                                 $  6,603                      6,275

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

On May 1, 2002, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 31, 2002. As a result, an additional 240,933 shares were issued on June 21, 2002. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                 Three Months Ended          Six Months Ended
                                       June 30,                   June 30,
                                  2002         2001          2002          2001
                                  ---------------------------------------------
Net income                        $700         $642        $1,524       $ 1,160
                                  ====        =====        ======       =======

Weighted average shares used
 in basic computation            2,658        2,658         2,658         2,658
Dilutive effect of stock options    24           19             6            19
                                 -----        -----         -----         -----
Weighted average shares used
for diluted calculation          2,682        2,677         2,664         2,677
                                 =====        =====         =====         =====

Stock options outstanding          225          225           225           225
Range of exercise price    $6.20-$8.45  $6.20-$8.45   $6.20-$8.45   $6.20-$8.45


REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended June 30, 2002 and 2001 was a gain on foreign currency translation of $251,000 and a loss on foreign currency translation of $63,000, respectively. The difference between net income and total comprehensive income during the six months ended June 30, 2002 and 2001 was a gain on foreign currency translation of $157,000 and a loss on foreign currency translation of $351,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combination and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit's goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In accordance with SFAS No. 142, the Company performed the first part of the two-step goodwill impairment test. For each of the Company's reporting units for which goodwill was recorded, the Company determined that the fair value exceeded the carrying amount as of January 1, 2002.

As a result, the second step of the impairment test was not required.

         Under SFAS No. 142, the Company discontinued amortization of its cost in excess of fair value of net assets acquired (goodwill) beginning January 1, 2002, which will result in reduced expense of approximately $202,000 (net of related tax effects) in fiscal 2002.

         A reconciliation of net income and earnings per share for periods prior to the adoption of FAS 142 is as follows (in thousands, except per share data):

                                    Three months ended         Six months ended
                                          June 30,                 June 30,
                                       2002       2001        2002         2001
                                      -----       ----        ----         ----
Net income as reported                $ 700      $ 642      $1,524       $1,160
Impact of adoption of FAS 142 (net of
   related tax effects)                   -         58           -          104
                                      -----      -----       -----        -----
"Adjusted" net income                 $ 700      $ 700      $1,524       $1,264
                                      =====      =====      ======       ======

Basic earnings per share              $0.26      $0.26       $0.57        $0.48
Diluted earnings per share            $0.26      $0.26       $0.57        $0.47


         The gross amount of goodwill and related accumulated amortization at June 30, 2002 and 2001 amounted to $8,921,000 and $5,135,000 and $8,828,000 and
$879,000, respectively.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. Effective January 1, 2002, the Company adopted SFAS 144, which did not have an effect on its consolidated results of operations.

INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company ("Bingham"). The principal portion of the loan is payable in twenty successive quarterly installments beginning June 30, 2000. Interest is payable quarterly at a rate which approximates LIBOR plus 1.75% and is secured by all financial assets of the Company.

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

The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at June 30, 2002.

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



                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                        2002           2001                  2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                      $  4,149       $  2,719              $  7,567       $  4,324
     CompositAir                                       1,569          1,503                 3,281          3,234
     Commercial                                          607            753                 1,257          1,604
     Thermal Insulation                                  292            876                   633            876
     NP Aerospace                                      2,723          2,597                 5,647          5,044
     Bingham                                           3,991          4,888                 8,876         10,416
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                         $ 13,331       $ 13,336              $ 27,261       $ 25,498
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                      $  1,581       $    877              $  2,748       $  1,306
     CompositAir                                         102             54                    25            252
     Commercial                                           39            102                    91            204
     Thermal Insulation                                 (100)           283                   (91)           283
     NP Aerospace                                        252            152                   584            239
     Bingham                                            (273)          (247)                 (114)          (109)
     Unallocated corporate expenses                     (452)          (186)                 (765)          (295)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                    $  1,149       $  1,035              $  2,478       $  1,880


                                   June 30, 2002          December 31, 2001
--------------------------------------------------------------------------------
Total assets
     Aerospace                          $  7,382                   $  5,026
     CompositAir                           2,777                      2,453
     Commercial                              950                        914
     Thermal Insulation                    3,061                      3,431
     NP Aerospace                          6,277                      6,023
     Bingham                              10,475                     10,947
     Unallocated corporate                 2,450                      4,235
--------------------------------------------------------------------------------
Total assets                            $ 33,372                    $33,029


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

On April 22, 2002, the Court directed that the government be permitted to conduct limited deposition and document discovery until August 30, 2002 on the issue of whether the NPS was a "known creditor" to Keene Corporation at the time of Keene's bankruptcy filing. The Court gave the government until October 11, 2002 to submit any response based on such discovery, with the Company's reply due by October 25, 2002.

With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company.

As of June 30, 2002, it is uncertain if any material negative determination will be made against the Company in either of these matters. The Company has evaluated its potential environmental liability exposure at the Casmalia Site, and, based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations. With respect to the Valley Forge Site, if a court were to determine that the Company was liable for recoverable costs under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations. Future developments in the Company's pending lawsuit, including the outcome of the Company's motion for summary judgment and the results of the remedial investigation/feasibility study, will require the Company to continually reassess the expected impact of this matter.

As of June 30, 2002, no liability has been recorded for future costs related to these environmental matters. Further details are available on Form 8-K filed with the Securities and Exchange Commission on November 1, 2000.

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

                                  June 30, 2002

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

Valuation Of Long-Lived Assets
We assess the fair value and recoverability of our long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from their use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

Cumulative Foreign Exchange Translation Accounting
In preparing our consolidated financial statements, we are required to translate the financial statements of NP Aerospace from the currency in which they keep their accounting records, the British Pound Sterling, into United States dollars. This process results in exchange gains and losses which are either included within the statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive loss."

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $280,000 and $437,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at June 30, 2002 and December 31, 2001, respectively.

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

Comparison of Second Quarter 2002 to 2001

      In the second quarter of 2002, net sales were unchanged from second quarter 2001 at $13.3 million. Sales in the Aerospace business unit increased by $1.4 million (53%) to $4.1 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were up slightly (4%) to $1.6 million. Sales decreased $0.1 million (19%) to $0.6 million in the Commercial business unit due to lower shipments of pool filter tanks and in-ground lighting housings. Sales for the Thermal Insulation business unit decreased by $0.6 million (67%) to $0.3 million due to reduced shipments across all product segments. Sales at NP Aerospace increased slightly (5%) to $2.7 million. Sales for the Bingham business unit decreased by $0.9 million (18%) to $4.0 million due to continuing soft market conditions.

      Gross profit margin in the second quarter increased from 27.0% in 2001 to 30.8% in 2002. Gross profit margin for Aerospace increased from 40.0% to 48.5% due to increased sales and the resulting absorption of fixed overhead expenses, as well as improved product mix. Gross profit margin for CompositAir increased from 14.4% to 19.1% due to lower material costs. Gross profit margin for Commercial decreased from 24.6% to 22.2% due to lower sales and the resulting underabsorption of fixed overhead expenses. Gross profit margin for Thermal Insulation decreased from 40.1% to a loss of (12.0%) due to lower sales. Gross profit margin for NP Aerospace increased from 22.1% to 27.2% due to better product mix. Gross profit margin for Bingham was flat at approximately 24%.

      Selling, general and administrative expenses for the second quarter 2002 were $2.9 million (21.6% of sales) compared to $2.4 million (18.0% of sales) for the same quarter of 2001. The increase is due primarily to legal and other fees to establish our credit facility with LaSalle Bank, legal defense costs related to the Valley Forge litigation, higher audit fees, and guaranteed payments made to the Keene Creditors Trust.

      Interest expense, net in the first quarter of 2002 decreased by $0.1 million due to lower outstanding debt and lower effective interest rates.

      Income before income taxes increased to $1.1 million (8.6% of sales) in the second quarter of 2002 from $1.0 million (7.8% of sales) in the same period of 2001. Income before income taxes for Aerospace was $1.6 million (38.1% of sales) in 2002 compared to $0.9 million (32.3% of sales) in 2001 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program and better product mix. Income before income taxes for CompositAir was flat at approximately $0.1. Income before income taxes for Commercial decreased to $0.039 million (6.4% of sales) from $0.1 million (13.5% of sales) due to lower sales and the resulting underabsorption of fixed overhead expenses. A loss before income taxes for Thermal Insulation of $0.1 million was realized in the second quarter of 2002 compared to a profit of $0.3 million in the second quarter of 2001 due to the 67% reduction in sales. Income before income taxes for NP Aerospace increased to $0.3 million (9.3% of sales) from $0.2 million (5.9% of sales) due to increased sales and favorable product mix. A loss before income taxes for Bingham of $0.3 million (-6.8% of sales) was realized in the second quarter of 2002 compared to a loss before income taxes of $0.2 million (-5.1% of sales) in the second quarter of 2001.

      A tax provision of $449,000 was recorded in the second quarter of 2002 as compared to $393,000 in the second quarter of 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Comparison of Six Months 2002 to 2001

      In the first six months of 2002, net sales increased $1.8 million, or 7%, to $27.3 million, compared to 2001 sales of $25.5 million. Sales in the Aerospace business unit increased by $3.2 million (75%) to $7.6 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were up slightly (1%) at $3.3 million. Sales decreased $0.3 million (22%) to $1.3 million in the Commercial business unit due to decreased shipments of pool filter tanks and in-ground lighting housings. Sales for the Thermal Insulation business unit decreased by $0.2 million (28%) to $0.6 million due to reduced shipments across all product segments. The Thermal Insulation business unit was acquired on April 20, 2001. Sales at NP Aerospace increased $0.6 million (12%) to $5.6 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $1.5 million (15%) to $8.9 million due to continuing soft market conditions.

      Gross profit margin in the first six months increased from 27.8% in 2001 to 30.1% in 2002. Gross profit margin for Aerospace increased from 41.2% to 47.0% due to increased sales and the resulting absorption of fixed overhead expenses, as well as improved product mix. Gross profit margin for CompositAir decreased from 19.8% to 13.3% due to product mix and labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 24.7% to 22.5% due to lower sales and the resulting underabsorption of fixed overhead expenses. Gross profit margin for Thermal Insulation decreased from 40.1% to 6.8% due to lower sales. Gross profit margin for NP Aerospace increased from 22.6% to 27.3% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham was flat at approximately 27%.

      Selling, general and administrative expenses for the first six months of 2002 were $5.5 million (20.3% of sales) compared to $4.9 million (19.3% of sales) for the first six months of 2001. The increase is due primarily to legal and other fees to establish our credit facility with LaSalle Bank, legal defense costs related to the Valley Forge litigation, higher audit fees, guaranteed payments made to the Keene Creditors Trust, and estimated year-end management incentive compensation.

      Interest expense, net in the first six months of 2002 decreased by $0.1 million due to lower outstanding debt and lower effective interest rates.

      Income before income taxes increased to $2.5 million (9.1% of sales) in the first six months of 2002 from $1.9 million (7.4% of sales) in the same period of 2001. Income before income taxes for Aerospace was $2.7 million (36.3% of sales) in 2002 compared to $1.3 million (30.2% of sales) in 2001 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program and better product mix. Income before income taxes for CompositAir was break-even in 2002 compared to $0.3 million in 2001 due to unfavorable product mix and labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased to $0.1 million (7.2% of sales) from $0.2 million (12.7% of sales) due to lower sales and the resulting underabsorption of fixed overhead expenses. A loss before income taxes for Thermal Insulation of $0.1 million was realized in 2002 compared to a profit of $0.3 million in 2001. The decrease was due to the reduction in sales. Income before income taxes for NP Aerospace increased to $0.6 million (10.3% of sales) from $0.2 million (4.7% of sales) due to increased sales. The loss before income taxes for Bingham remained flat at $0.1 million.

      A tax provision of $954,000 was recorded in the first six months of 2002 as compared to $720,000 in the first six months of 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

      As of June 30, 2002, working capital was $6.9 million, down $4.1 million from December 31, 2001. Cash and cash equivalents of $2.4 million held at June 30, 2002 were $1.7 million lower than cash and cash equivalents held at December 31, 2001 primarily due to the $3.7 reduction of outstanding borrowings and $1.1 million of capital expenditures offset by cash generated by operating activities of $2.8 million.

      Net cash provided by operating activities totaled $2.8 million for the six months ended June 30, 2002. Net cash provided by operating activities totaled $1.4 million for the comparable period in 2001. The increase over the prior period relates to improved working capital management and increased profitability of the Company.

      Net cash used in investing activities for the six months ended June 30, 2002 totaled $1.0 million and consisted of capital expenditures and proceeds from sale of assets. Net cash used in investing activities for the six months ended June 30, 2001 totaled $4.0 million and consisted of the acquisition of Edler Industries, Inc. and capital expenditures.

      Net cash used in financing activities for the six months ended June 30, 2002 totaled $3.7 million and consisted of borrowings against the line of credit of $7.2 million less subsequent repayments of $1.5 million and repayments of long-term debt of $9.4 million. Net cash provided by financing activities for the six months ended June 30, 2001 totaled $0.1 million and consisted of a note payable for the Edler Industries, Inc. acquisition less repayments of long-term debt.

      Expenditures in 2002 and 2001 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the LaSalle line of credit.


         On March 9, 2000, the Company borrowed $11,000,000 from B of A to fund a portion of the purchase consideration due to Samuel Bingham Company. The principal portion of the loan was payable in twenty successive quarterly installments beginning June 30, 2000. Interest was payable quarterly at a rate which approximated LIBOR plus 1.75% and was secured by all financial assets of the Company.

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

      The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at June 30, 2002.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least June 30, 2003.

Stock Dividend

      On May 1, 2002, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 31, 2002. As a result, an additional 240,933 shares were issued on June 21, 2002. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

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

2002 Outlook

      The Aerospace business unit will continue to outperform 2001 results due mainly to Minuteman III PRP component shipments. The CompositAir, Commercial and Thermal Insulation business units should generate financial results comparable to 2001. NP Aerospace should exceed 2001 profitability. At Bingham, year-to-date 2002 sales are 15% lower than 2001. However, due to cost reduction efforts and lower interest expense, our financial results remained virtually unchanged from 2001. This business unit continues to receive the highest level of management focus.

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


           b. Reports on Form 8-K

           Form 8-K was filed on May 21, 2002 announcing a 10% stock dividend payable to shareholders of record as of May 31, 2002, to be paid on or about June 21, 2002 under Item 5 - Other Events.

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


DATE: August 7, 2002

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                                (Principal Financial Officer)