Form 10-Q
period 2002-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2002-11-06
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended:     September 30, 2002

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

Class A Common Stock, Par Value $.01 - 2,657,655 shares as of November 1, 2002.

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX




PART I - FINANCIAL INFORMATION                                              PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         5

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      15


Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    23


Item 4.

Controls and Procedures                                                       23


PART II - OTHER INFORMATION                                                   24

SIGNATURES                                                                    26

EXHIBITS                                                                      27

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                         2002              2001
                                                       ------            ------

Net sales                                             $13,562           $12,096
Cost of goods sold                                      9,252             8,813
                                                        -----             -----

Gross profit                                            4,310             3,283

Selling, general and administrative expenses            3,182             2,765
Write-down of long-lived assets                             -             5,351
                                                       ------            ------

Operating income (loss)                                 1,128            (4,833)
Interest expense, net                                      74               113
                                                       ------            ------

Income (loss) before income taxes                       1,054            (4,946)
Income tax expense (benefit)                              394              (217)
                                                       ------            ------

Net income (loss)                                     $   660          ($ 4,729)
                                                       ======            ======


Basic earnings (loss) per share                       $  0.25          ($  1.78)
Diluted earnings (loss) per share                     $  0.25          ($  1.78)

Weighted average common shares outstanding - basic      2,658             2,658
Weighted average common shares outstanding - diluted    2,681             2,658


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                         2002              2001
                                                       ------            ------

Net sales                                             $40,823           $37,594
Cost of goods sold                                     28,309            27,227
                                                       ------            ------

Gross profit                                           12,514            10,367

Selling, general and administrative expenses            8,723             7,686
Write-down of long-lived assets                             -             5,351
                                                       ------            ------

Operating income (loss)                                 3,791            (2,670)
Interest expense, net                                     259               396
                                                      -------            ------

Income (loss) before income taxes                       3,532            (3,066)
Income taxes                                            1,348               503
                                                      -------           -------

Net income (loss)                                     $ 2,184          ($ 3,569)
                                                      =======           =======


Basic earnings (loss) per share                       $  0.82          ($  1.34)
Diluted earnings (loss) per share                     $  0.82          ($  1.34)

Weighted average common shares outstanding - basic      2,658             2,658
Weighted average common shares outstanding - diluted    2,670             2,658


See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                            (Unaudited)
                                     September 30, 2002       December 31, 2001
ASSETS
Current assets:
  Cash and cash equivalents                     $ 2,456                 $ 4,105
  Accounts receivable                             7,588                   5,596
  Inventories                                     6,877                   6,275
  Other current assets                            2,332                   2,499
                                                 ------                  ------
      Total current assets                       19,253                  18,475

Property, plant and equipment, net               11,149                  10,564
Cost in excess of fair value of net assets
 of acquired companies - net                      3,786                   3,786
Other assets                                        158                     204
                                                 ------                  ------
                                                $34,346                 $33,029
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit               $ 5,000                 $     -
  Accounts payable                                3,210                   2,389
  Accrued expenses                                3,334                   1,687
  Current portion - long term debt                  140                   3,418
                                                 ------                   -----
      Total current liabilities                  11,684                   7,494

Long-term pension liability                       3,899                   3,899
Long term debt - less current portion               167                   6,280
Other long term liabilities                         276                     279
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                    -                        -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,657,655 shares
         and 2,416,722 shares, respectively          27                      24
Additional paid-in capital                       20,196                  17,514
Retained earnings                                 2,905                   2,655
Accumulated other comprehensive loss             (4,808)                 (5,116)
                                                 ------                  ------
Net stockholders' equity                         18,320                  15,077
                                                 ------                  ------
                                                $34,346                 $33,029
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          2002             2001
                                                        ------           ------
Cash flow from operating activities:
  Net income (loss)                                    $ 2,184         ($ 3,569)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities (net of
  effects of  acquisition):
    Depreciation and amortization                        1,049            1,228
    Additions to paid-in capital resulting
      from tax benefits                                    757              813
    Write-down of long-lived assets                          -            5,351
 Changes in assets and liabilities:
      Accounts receivable                               (1,992)             423
      Inventories                                         (602)             (61)
      Other current assets                                 167             (797)
      Accounts payable                                     821              578
      Accrued expenses                                   1,647           (1,392)
      Deferred tax asset                                     -             (505)
      Other, net                                            46              (11)
                                                       -------          -------
Net cash provided by operating activities                4,077            2,058


Cash flows used in investing activities:
   Acquisitions                                              -           (2,654)
   Proceeds from sale of assets                            105              198
   Capital expenditures                                 (1,739)          (2,081)
                                                       -------          -------
Net cash used in investing activities                   (1,634)          (4,537)

Cash flows used in financing activities:
   Dividends paid                                           (9)              (8)
   Borrowings against line of credit                     7,221                -
   Repayments on line of credit                         (2,221)               -
   Repayment of long-term debt                          (9,391)          (1,617)
                                                       -------          -------
Net cash used in financing activities                   (4,400)          (1,625)

Effect of exchange rate changes on cash                    308             (164)
                                                       -------          -------

Net decrease in cash and cash equivalents               (1,649)          (4,268)
Cash and cash equivalents, beginning of period           4,105            7,121
                                                         -----          -------
Cash and cash equivalents, end of period               $ 2,456          $ 2,853
                                                        ======           ======




See accompanying notes to condensed consolidated financial statements

                   REINHOLD INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and nine months ended September 30, 2002 and 2001 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

                                 September 30, 2002           December 31, 2001
--------------------------------------------------------------------------------
     Raw material                            $ 4,723                      4,557
     Work-in-process                           1,287                        919
     Finished goods                              867                        799
--------------------------------------------------------------------------------
       Total                                $  6,877                      6,275

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    2002         2001         2002         2001
--------------------------------------------------------------------------------

Net income                          $660      ($4,729)      $2,184      ($3,569)
                                    ====       ======       ======      =======

Weighted average shares used
 in basic computation              2,658        2,658        2,658        2,658
Dilutive effect of stock
  options                             23            -           12            -
                                   -----        -----        -----        -----
Weighted average shares used
 for diluted calculation           2,681        2,658        2,670        2,658

Stock options outstanding            218          225          218          225
Range of exercise price      $6.20-$8.06  $6.20-$8.45  $6.20-$8.06  $6.20-$8.45


REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2002 and 2001 was a gain on foreign currency translation of $151,000 and $273,000, respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2002 and 2001 was a gain on foreign currency translation of $308,000 and a loss on foreign currency translation of $164,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations and requires all business combinations to be accounted for using the purchase method. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001. SFAS No. 142, effective for the Company January 1, 2002, addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives are no longer amortized, but instead subject to impairment tests at least annually. The impairment test is comprised of two parts. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test must be performed. The second step compares the implied fair value of the reporting unit's goodwill with the respective carrying amount in order to determine the amount of impairment loss, if any. In accordance with SFAS No. 142, the Company performed the first part of the two-step goodwill impairment test. For each of the Company's reporting units for which goodwill was recorded, the Company determined that the fair value exceeded the carrying amount as of January 1, 2002.

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

         A reconciliation of net income and earnings per share for periods prior to the adoption of FAS 142 is as follows (in thousands, except per share data):

                                       Three months ended     Nine months ended
                                           September 30,         September 30,
                                           2002      2001       2002       2001
                                          -----     -----      -----      -----
Net income as reported                    $ 660   ($4,729)    $2,184    ($3,569)
Impact of adoption of FAS 142 (net of
   related tax effects)                       -        57          -        161
                                         ------    ------     ------     ------
"Adjusted" net income                     $ 660   ($4,672)    $2,184    ($3,408)
                                         ======   =======     ======     ======

Basic earnings per share                  $0.25   ($ 1.76)    $ 0.82    ($ 1.28)
Diluted earnings per share                $0.25   ($ 1.76)    $ 0.82    ($ 1.28)


         The gross amount of goodwill and related accumulated amortization at September 30, 2002 and 2001 amounted to $8,921,000 and $5,135,000 and $8,891,000 and $5,015,000, respectively.

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

INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year. Benefits realized from loss carry forwards and deductible temporary differences arising prior to July 31, 1996 have been recorded directly to additional paid-in capital. For the nine months ended September 30, 2002, such benefits amounted to approximately $0.8 million.

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

The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at September 30, 2002.

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



                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                        2002           2001                  2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                       $ 4,485        $ 2,886               $12,052        $ 7,210
     CompositAir                                       1,685          1,478                 4,966          4,712
     Commercial                                          779            716                 2,036          2,320
     Thermal Insulation                                  206            466                   839          1,342
     NP Aerospace                                      2,654          2,342                 8,301          7,386
     Bingham                                           3,753          4,208                12,629         14,624
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                          $13,562        $12,096               $40,823        $37,594
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                       $ 1,767        $   942               $ 4,515        $ 2,248
     CompositAir                                         133             12                   158            264
     Commercial                                           44             46                   135            250
     Thermal Insulation                                 (115)            30                  (206)           313
     NP Aerospace                                        276            233                   860            472
     Bingham                                            (317)        (5,970)                 (431)        (6,079)
     Unallocated corporate expenses                     (734)          (239)               (1,499)          (534)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes                     $ 1,054       ($ 4,946)              $ 3,532       ($ 3,066)


Notes to Condensed Consolidated Financial Statements (Continued)



                                  September 30, 2002          December 31, 2001
--------------------------------------------------------------------------------
Total assets
     Aerospace                              $  7,507                   $  5,026
     CompositAir                               2,879                      2,453
     Commercial                                1,234                        914
     Thermal Insulation                        3,090                      3,431
     NP Aerospace                              6,972                      6,023
     Bingham                                   9,798                     10,947
     Unallocated corporate                     2,866                      4,235
--------------------------------------------------------------------------------
Total assets                                $ 34,346                    $33,029


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

On October 11, 2002, a Notice of Lodging of a proposed consent decree was filed with the Court. The proposed consent decree was negotiated with the NPS in good faith to avoid prolonged and complicated litigation. A notice of lodging of the proposed consent decree will be published in the Federal Register, following which the U.S. Department of Justice will receive public comments on the proposed consent decree for a period of 30 days. At the conclusion of the comment period, the United States will file with the Court any comments received, as well as responses to the comments and, if appropriate, will request the Court to approve and enter the proposed consent decree.

During the three month period ended September 30, 2002, in accordance with SFAS No. 5, Accounting for Contingencies, the Company has recorded a reserve of $500,000 for the estimated cost to conclude this matter.

With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company.

As of September 30, 2002, it is uncertain if any material negative determination will be made against the Company in either of these matters. The Company has evaluated its potential environmental liability exposure at the Casmalia Site, and, based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations. With respect to the Valley Forge Site, if a court were to determine that the Company was liable for recoverable costs under CERCLA, the resulting liability could have a material adverse impact on the Company's consolidated financial position and results of operations. Future developments in the Company's pending lawsuit will require the Company to continually reassess the expected impact of this matter.

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

                               September 30, 2002

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

Revenue Recognition And Allowances For Doubtful Accounts
The Company recognizes revenue when title and risk of ownership have passed to the buyer. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $129,000 and $437,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at September 30, 2002 and December 31, 2001, respectively.

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

During the three month period ended September 30, 2002, in accordance with SFAS No. 5, Accounting for Contingencies, the Company has recorded a reserve of $500,000 for the estimated cost to conclude the Valley Forge litigation. A further explanation can be found in the preceding Notes to Condensed Consolidated Financial Statements.


Comparison of Third Quarter 2002 to 2001

      In the third quarter of 2002, net sales increased $1.5 million (12%) to $13.6 million, compared to third quarter 2001 sales of $12.1 million. Sales in the Aerospace business unit increased by $1.6 million (55%) to $4.5 million due mainly to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales increased by $0.2 million (14%) in the CompositAir business unit to $1.7 million. Sales increased $0.1 million (9%) to $0.8 million in the Commercial business unit due to higher shipments of pool filter tanks, in-ground lighting housings and production tooling. Sales for the Thermal Insulation business unit decreased by $0.3 million (56%) to $0.2 million due to reduced shipments across all product segments. Sales at NP Aerospace increased by $0.3 million (13%) to $2.7 million due primarily to additional sales of ballistic personal protection products. Sales for the Bingham business unit decreased by $0.5 million (11%) to $3.8 million due to continuing soft market conditions.

      Gross profit margin in the second quarter increased from 27.1% in 2001 to 31.8% in 2002. Gross profit margin for Aerospace increased from 43.3% to 49.3% due to increased sales and the resulting absorption of fixed overhead expenses, as well as improved product mix. Gross profit margin for CompositAir increased from 14.1% to 19.6% due to lower material costs. Gross profit margin for Commercial remained unchanged. Gross profit margin for Thermal Insulation decreased from 38.6% to a loss of (26.7%) due to lower sales. Gross profit margin for NP Aerospace increased from 27.0% to 27.9% due to better product mix. Gross profit margin for Bingham increased from 20.6% to 24.7% due to better product mix and lower overhead costs.

      Selling, general and administrative expenses for the third quarter 2002 were $3.2 million (23.5% of sales) compared to $2.8 million (22.9% of sales) for the same quarter of 2001. The increase is due primarily to legal and other fees to establish our credit facility with LaSalle Bank, legal defense costs related to the Valley Forge litigation, higher audit fees, and guaranteed payments made to the Keene Creditors Trust. In addition, $0.5 million in estimated costs to settle the Valley Forge litigation were recorded.

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

      Interest expense, net in the third quarter of 2002 decreased slightly due to lower outstanding debt.

      Income before income taxes increased to $1.1 million (7.8% of sales) in the third quarter of 2002 from a loss before income taxes of ($4.9) million (-40.9% of sales) in the same period of 2001. Income before income taxes for Aerospace was $1.8 million (39.4% of sales) in 2002 compared to $0.9 million (32.6% of sales) in 2001 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program and better product mix. Income before income taxes for CompositAir increased to $0.1 million (7.9% of sales) from break-even in 2001 due to higher sales. Income before income taxes for Commercial was flat at $0.044 million (5.6% of sales). A loss before income taxes for Thermal Insulation of $0.1 million was realized in the third quarter of 2002 compared to a profit of $0.03 million in the third quarter of 2001 due to the 56% reduction in sales. Income before income taxes for NP Aerospace increased to $0.3 million (10.4% of sales) from $0.2 million (9.9% of sales) due to higher sales. A loss before income taxes for Bingham of $0.3 million (-8.4% of sales) was realized in the third quarter of 2002 compared to a loss before income taxes (excluding the write-down of long-lived assets of $5.4 million) of $0.6 million (-14.7% of sales) in the third quarter of 2001 due to better product mix and lower overhead costs.

      A tax provision of $394,000 was recorded in the third quarter of 2002 as compared to a tax benefit of ($217,000) in the third quarter of 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Comparison of Nine Months 2002 to 2001

      In the first nine months of 2002, net sales increased $3.2 million, or 9%, to $40.8 million, compared to 2001 sales of $37.6 million. Sales in the Aerospace business unit increased by $4.8 million (67%) to $12.1 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit increased $0.3 million (5%) to $5.0 million. Sales decreased $0.3 million (12%) to $2.0 million in the Commercial business unit due to decreased shipments of pool filter tanks and in-ground lighting housings. Sales for the Thermal Insulation business unit decreased by $0.5 million (37%) to $0.8 million due to reduced shipments across all product segments. The Thermal Insulation business unit was acquired on April 20, 2001. Sales at NP Aerospace increased $0.9 million

(12%) to $8.3 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $2.0 million (14%) to $12.6 million due to continuing soft market conditions.

      Gross profit margin in the first nine months increased from 27.6% in 2001 to 30.7% in 2002. Gross profit margin for Aerospace increased from 42.1% to 47.8% due to increased sales and the resulting absorption of fixed overhead expenses, as well as improved product mix. Gross profit margin for CompositAir decreased from 18.0% to 15.4% due to product mix and labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 23.2% to 21.5% due to lower sales and the resulting underabsorption of fixed overhead expenses. Gross profit margin for Thermal Insulation decreased from 39.6% to zero due to lower sales. Gross profit margin for NP Aerospace increased from 24.0% to 27.5% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham increased from 24.9% to 25.9% due to better product mix and lower overhead costs.

      Selling, general and administrative expenses for the first nine months of 2002 were $8.7 million (21.4% of sales) compared to $7.7 million (20.4% of sales) for the first nine months of 2001. The increase is due primarily to legal and other fees to establish our credit facility with LaSalle Bank, legal defense costs related to the Valley Forge litigation, higher audit fees, guaranteed payments made to the Keene Creditors Trust, and estimated year-end management incentive compensation. In addition, $0.5 million in estimated costs to settle the Valley Forge litigation were recorded.

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

      Interest expense, net, in the first nine months of 2002 decreased by $0.1 million due to lower outstanding debt.

      Income before income taxes increased to $3.5 million (8.7% of sales) in the first nine months of 2002 from a loss before income taxes of ($3.1) million (-8.2% of sales) in the same period of 2001. Income before income taxes for Aerospace was $4.5 million (37.5% of sales) in 2002 compared to $2.2 million (31.2% of sales) in 2001 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program and better product mix. Income before income taxes for CompositAir was $0.2 million (3.2% of sales) in 2002 compared to $0.3 million in 2001 due to labor inefficiencies related to the consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased to $0.1 million (6.6% of sales) from $0.3 million (10.8% of sales) due to lower sales and the resulting underabsorption of fixed overhead expenses. A loss before income taxes for Thermal Insulation of $0.2 million was realized in 2002 compared to a profit of $0.3 million in 2001. The decrease was due to the reduction in sales. Income before income taxes for NP Aerospace increased to $0.9 million (10.4% of sales) from $0.5 million (6.4% of sales) due to increased sales. A loss before income taxes for Bingham of $0.4 million (-3.4% of sales) was realized in the first nine months of 2002 compared to a loss before income taxes (excluding the write-down of long-lived assets of $5.4 million) of $0.7 million (-5.0% of sales) in 2001 due to better product mix, lower overhead costs and lower interest expense.

      A tax provision of $1.3 million was recorded in the first nine months of 2002 as compared to $0.5 million in the first nine months of 2001. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

      As of September 30, 2002, working capital was $7.6 million, down $3.4 million from December 31, 2001. Cash and cash equivalents of $2.5 million held at September 30, 2002 were $1.6 million lower than cash and cash equivalents held at December 31, 2001 primarily due to the $4.4 reduction of outstanding borrowings and $1.7 million of capital expenditures offset by cash generated by operating activities of $4.1 million.

      Net cash provided by operating activities totaled $4.1 million for the nine months ended September 30, 2002. Net cash provided by operating activities totaled $2.1 million for the comparable period in 2001. The increase over the prior period relates to improved working capital management and increased profitability of the Company.

      Net cash used in investing activities for the nine months ended September 30, 2002 totaled $1.6 million and consisted of capital expenditures and proceeds from sale of assets. Net cash used in investing activities for the nine months ended September 30, 2001 totaled $4.5 million and consisted of the acquisition of Edler Industries, Inc. and capital expenditures.

      Net cash used in financing activities for the nine months ended September 30, 2002 totaled $4.4 million and consisted of borrowings against the line of credit of $7.2 million less subsequent repayments of $2.2 million and repayments of long-term debt of $9.4 million. Net cash provided by financing activities for the nine months ended September 30, 2001 totaled $1.6 million and consisted of repayment of long-term debt.

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

      The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. The Company is in compliance with the loan covenants at September 30, 2002.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least September 30, 2003.

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

2002 Outlook

      The Aerospace business unit should continue to substantially outperform 2001 results due mainly to Minuteman III PRP component shipments. The CompositAir and Commercial business units should generate financial results comparable to 2001. Due to lower sales and unfavorable product mix, the Thermal Insulation business unit will not achieve 2001 profitability. NP Aerospace should exceed 2001 results. At Bingham, year-to-date 2002 sales are 14% lower than 2001. However, due to cost reduction efforts and lower interest expense, our comparative financial results, excluding the write-down of long-lived assets recorded in 2001, should remain virtually unchanged. This business unit continues to receive the highest level of management focus.

Recent Accounting Pronouncements

      The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There are no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.   Controls and Procedures

          As of September 30, 2002, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

           None.

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


DATE: November 6, 2002

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                               (Principal Financial Officer)

                                                                   Exhibit 99.2


                                 CERTIFICATIONS


I, Michael T. Furry, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Reinhold Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
November 6, 2002

                                                                   Exhibit 99.2


                                 CERTIFICATIONS


I, Brett R. Meinsen, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Reinhold Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ BRETT R. MEINSEN
Brett R. Meinsen
Vice President - Finance and Administration
November 6, 2002