Form 10-K
period 2002-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2003-03-31
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----      OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES X   NO
            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ___

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2002 was $17,985,000.

The number of shares of common stock outstanding as of March 13, 2003 was 2,659,812.

Documents incorporated in part by reference:

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2002.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 30, 2003, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2002.

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

Available Information

            The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to electronically file reports, proxy and information statements, and other information with the SEC. The public may read and copy the Company's filings at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide electronic or paper copies of such filings free of charge upon request.

                            REINHOLD INDUSTRIES, INC.
                                    FORM 10-K

                                      INDEX


PART  1  PAGE

Item 1 - Business                                                              4
Item 2 - Properties                                                           11
Item 3 - Legal Proceedings                                                    11
Item 4 - Submission Of Matters To A Vote Of Security Holders                  13

PART II

Item 5 - Market For Registrant's Common Equity And Related
              Stockholder Matters                                             14
Item 6 - Selected Financial Data                                              14
Item 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14
Item 7A - Quantitative And Qualitative Disclosures About
                Market Risk                                                   15
Item 8 - Financial Statements And Supplementary Data                          15
Item 9 - Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure                               16

PART III

Item 10 - Directors And Executive Officers Of The Registrant                  17
Item 11 - Executive Compensation                                              17
Item 12 - Security Ownership Of Certain Beneficial Owners And
                Management                                                    17
Item 13 - Certain Relationships And Related Transactions                      17
Item 14 - Controls And Procedures                                             18

PART IV

Item 15 - Exhibits, Financial Statement Schedules And Reports
                 On Form 8-K                                                  19

SIGNATURES                                                                    23

CERTIFICATIONS                                                                25

EXHIBITS                                                                      29

                                     PART I


Item  1.  BUSINESS

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

     During 2002, Aerospace's sales increased by 87% due mainly to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to one major customer constituted approximately 83% of this business unit's total sales in 2002. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers.Additionally, as a supplier to government contractors, nearly all of Aerospace's backlog is subject to termination. Cancellation of the Minuteman III Propulsion Replacement Program would have a significant impact on the profitability of this business unit.

         Due to reduced military spending in recent years, business consolidations in the markets the Company serves continue to persist. In 2001, Alliant Techsystems, Inc. ("ATK") acquired Thiokol Propulsion ("Thiokol") from Alcoa, Inc. Both ATK and Thiokol are major customers of the Company. The impact, if any, to the Company due to this transaction is indeterminable at this time.

         CompositAir - In May 1994, Reinhold acquired CompositAir from SP Systems, Inc. CompositAir is a niche manufacturer of composite commercial aircraft seatbacks and other commercial products. CompositAir has been in continuous production of composite seatback frames since 1980. Composites of epoxy, phenolic, or other resin systems, reinforced with aramid or other glass fibers, are laminated into the complex shapes required by today's feature-packed commercial aircraft seats. The weight of the frames is 30% to 40% less than equivalent aluminum frames. CompositAir operates in both Oxnard, California and Santa Fe Springs, California.

         Over 80% of CompositAir's sales are from two major customers. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. In 2002, sales increased by 11% compared to 2001. However, we expect that the impact of 9/11/2001 and the recent severe financial difficulties encountered by the airline industry could negatively impact future operating results.

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

         Sales in 2002 decreased 6% to $2.9 million from $3.1 million in 2001 due to lower shipments of both in-ground lighting housings and pool filter tanks.

         Thermal Insulation - On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler is a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation has been renamed the "Thermal Insulation" division of Reinhold.

         Sales in 2002 decreased 28% to $1.4 million from $2.0 million in 2001. Due to the similarity in products and customer base, the Thermal Insulation division will be combined with the Aerospace division beginning January 1, 2003.

         NP Aerospace - On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly-owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), a U.K. Corporation, which is a wholly-owned subsidiary of Courtaulds plc, a U.K. Corporation, certain assets (consisting of Accounts Receivable, Inventory, Machinery and Equipment, Land and Intellectual Property and Patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. NP Aerospace operates in Coventry, England.

         NP Aerospace manufactures a wide variety of composite products including compression molded canopies for street lights, commercial aircraft seatback frames, aramid composite combat helmets, protective personal body armor, carbon composite radiography support couches and light-armored composite vehicle structures.

         NP Aerospace operates in niche marketplaces for the sale of commercial aircraft seatbacks, helmets and light armored vehicles. Due to the limited marketplaces for these products, sales from year-to-year are very unpredictable. Due to the high selling price of armored vehicles, large annual swings in revenue are possible. Sales in 2002 increased 43% to $13.3 million from $9.3 million in 2001 due to higher shipments of body armor and military helmets.

Additional information on NP Aerospace is set forth in "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 16 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

      Samuel Bingham Enterprises, Inc. - On March 9, 2000, Samuel Bingham Enterprises, Inc., a newly formed wholly-owned subsidiary of Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Samuel Bingham Company.

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

         Additional information on the Bingham acquisition is set forth in Note 2 to the Consolidated Financial Statements on page 30 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on page 16 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 42 through 43 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 16 through 18 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

Significant Customers

         Information about significant customers is set forth in Note 10 to the Consolidated Financial Statements on page 45 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

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

Also, a European company has become the world's sole supplier of graphite and carbon, which is used in Reinhold's ablative applications. At this time, Reinhold cannot determine if there will be any significant impact on price or supply.

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

         Patents and Trademarks
         Reinhold, through its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc., owns one patent registered with the United States Patent and Trademark Office for the "Method of Making Roll for Use in Printing" (U.S. Patent No. 4,492,012). The patent expired in January 2002. Samuel Bingham Enterprises, Inc. holds nine registered trademarks with expiration dates ranging from February 2004 through August 2009.

         Research and Development
         Research and development expenditures were approximately $314,000, $348,000 and $327,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Employees
         At December 31, 2002, Reinhold had 360 full-time employees and 19 part-time employees. Of these employees, 288 (269 full-time and 19 part-time) were employed in manufacturing and 91 (all full-time) in administration, product development and sales. Approximately 34% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 22% are based at NP Aerospace located in Coventry, England and approximately 44% are based at the various manufacturing and administration facilities of Samuel Bingham. Approximately 56 of the employees in Coventry, England are represented by a labor union. Certain Samuel Bingham employees, approximately 32, located in San Leandro, California, Searcy, Arkansas and Blacklick, Pennsylvania are also represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 2.  PROPERTIES

         The following chart lists the principal locations and size of Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.

LEASED OR OWNED
LOCATION                           USE                           SIZE                   LEASE EXPIRATION

Santa Fe Springs, CA               Administration and            130,000 sq. ft.        Leased (Expires 2014)
                                     Manufacturing
Oxnard, CA                         R&D                             3,600 sq. ft.        Leased (Expires 2005)

Coventry, England                  Administration and             80,000 sq. ft.        Own
                                     Manufacturing
Samuel Bingham Properties
Portland, OR                       Manufacturing                  14,000 sq. ft.        Leased (Expires 2006)
San Leandro, CA                    Manufacturing                  21,000 sq. ft.        Own
Kansas City, MO                    Manufacturing                  10,000 sq. ft.        Own
Kansas City, MO                    Manufacturing                  19,000 sq. ft.        Leased (Expires 2003)
Searcy, AK                         Manufacturing                  38,000 sq. ft.        Own
Jonesboro, GA                      Manufacturing                   9,000 sq. ft.        Leased (Expires 2004)
Forney, TX                         Manufacturing                   5,000 sq. ft.        Leased (Expires 2004)
Houston, TX                        Manufacturing                   9,000 sq. ft.        Own
Blacklick, PA                      Manufacturing                  22,000 sq. ft.        Own
Palmyra, NY                        Manufacturing                  17,000 sq. ft.        Leased (Expires 2003)
Franklin Park, IL                  Manufacturing                  13,000 sq. ft.        Leased (Expires 2003)
Bloomingdale, IL                   Administration                  4,000 sq. ft.        Leased (Expires 2004)


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

            On December 30, 2002, the United States District Court for the Southern District of New York approved and entered a Consent Decree agreed upon by the United States and the Company settling the claims asserted by the National Park Service against the Company. The United States and the Company stipulated that the EPA will not seek reimbursement of its response costs with respect to the Valley Forge Site and that the Company's claim for a declaratory judgment with respect to those costs may be dismissed with prejudice.

            Under the terms of the Consent Decree, the Company was obligated to pay $500,000 to the Department of the Interior. In return, the Company has received from the United States a covenant not to sue, subject to certain limited exceptions, for claims under CERCLA Sections 106, 107 and 113 and RCRA
Section 7003 relating to the Site. The payment to the Department of the Interior was made on January 23, 2003.

            In September 2002, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a reserve of $500,000 for the estimated cost to conclude this matter. These costs are included in the December 31, 2002 balance sheet as a component of "Accrued Expenses."

            Pursuant to the Consent Decree and CERCLA Section 113(f)(2), the Company's settlement with the United States bars any other party from asserting claims for contribution for any response costs incurred with respect to the Valley Forge Site by the United States, any State or other governmental entity, or any other party.

            With respect to the Casmalia Site, on August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is not currently a party to any litigation concerning the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

         a. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 49 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASDAQ National Market under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         b. The approximate number of common equity security holders is as follows:

                                                              Approximate Number
                                                            of Holders of Record
         Title of Class                                      as of March 5, 2003
         --------------                                      -------------------

         Class A Common Stock,
          par value $.01 per share                                   1,443


     c. A 10% stock dividend was declared on May 8, 2001 payable to shareholders of record as of July 13, 2001. The dividend was payable on or about July 31, 2001. Fractional shares were paid in cash. Fractional share cash payments totaled $8,278.05.

        A 10% stock dividend was declared on May 1, 2002 payable to shareholders of record as of May 31, 2002. The dividend was paid on June 21, 2002. Fractional shares were paid in cash. Fractional share cash payments totaled $5,913.60.

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of Reinhold's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The Company has two main areas of market risk: interest rates on outstanding debt and fluctuations in the value of the British Pound Sterling to the United States Dollar.

         All of the Company's debt at December 31, 2002 is at variable interest rates based on LIBOR plus 2.50%. A hypothetical 10% change in interest rates would have had a $0.04 million and $0.08 million impact on interest expense for the years ended December 31, 2002 and 2001, respectively.

         The functional currency of the Company's wholly-owned subsidiary, NP Aerospace, is the British Pound Sterling (the "Pound"). The exchange rate of the Pound to the Dollar from April 28, 1998 to December 31, 2002 has fluctuated from
1.68 to 1.39, a range of 17%. A hypothetical 10% change in exchange rate would have had a $0.1 million and $0.02 million impact on net income for the years ended December 31, 2002 and 2001, respectively.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Information for Item 8 is included in Reinhold's consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and Reinhold's unaudited quarterly financial data for the two year period ended December 31, 2002, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Reinhold's 2002 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Reinhold's consolidated financial statements is in the Management's and Independent Auditors' Reports section of Reinhold's 2002 Annual Report to shareholders and is also incorporated herein by reference.


                Schedule II-A - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)

                                                          Additions Charged to
                                         Balance at    --------------------------                 Balance at
                                       Beginning of    Costs and                                      End of
                                             Period     Expenses            Other    Deductions       Period
-------------------------------------------------------------------------------------------------------------
December 31, 2000                                60                           105                        165
-------------------------------------------------------------------------------------------------------------
December 31, 2001                               165                           105           104          166
-------------------------------------------------------------------------------------------------------------
December 31, 2002                               166                           179           272           73
-------------------------------------------------------------------------------------------------------------


               Schedule II-B - Valuation and Qualifying Accounts

                        Inventory Reserves (in thousands)


                                                          Additions Charged to
                                         Balance at    --------------------------                 Balance at
                                       Beginning of    Costs and                                      End of
                                             Period     Expenses            Other    Deductions       Period
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
December 31, 2001                             1,183                                          56        1,127
-------------------------------------------------------------------------------------------------------------
December 31, 2002                             1,127                            38           443          722
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

During 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

KPMG LLP's report on the financial statements for fiscal 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required with respect to directors and officers of Reinhold is included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

      The information required by Item 12 is included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.   CONTROLS AND PROCEDURES

           (a)Evaluation of Disclosure Controls and Procedures

           As of December 31, 2002, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


            (b)Changes in Internal Controls

         There have been no significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS
              ON FORM 8-K

(a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2002 Annual Report to shareholders:

    Report of Independent Auditors

    Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

    Consolidated Balance Sheets at December 31, 2002 and 2001

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statement of Stockholders' Equity and Comprehensive Income
     (Loss) for the years ended December 31, 2002, 2001 and 2000

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

    10.9 Amended and Restated Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on December 1, 2002.

   10.10 Credit Agreement between Reinhold Industries, Inc., Samuel Bingham Enterprises, Inc., NP Aerospace Limited (the "Borrowers") and LaSalle Bank National Association dated March 21, 2002 on Form 10-Q filed with the Commission on May 9, 2002.

   10.11   Directors' Deferred Stock Plan

   13 Certain portions of 2002 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Reinhold's 2002 Annual Report to shareholders is not deemed to be filed as a part of this report)

   16      Letter Regarding Change in Independent Accountants

   21      Subsidiaries of the registrant

           1) Samuel Bingham Enterprises, Inc. (incorporated in Indiana)
           2) NP Aerospace Limited (organized under the laws of the United Kingdom)

    23.1   Consent of Ernst & Young LLP, Independent Auditors

    23.2   Consent of Independent Auditors and Report on Schedule - KPMG LLP

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

           NONE

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           REINHOLD INDUSTRIES, INC.
                                           Registrant



Date:    March 28, 2003                    By:/s/ Brett R. Meinsen
      --------------------                    --------------------
                                              Brett R. Meinsen
                                              Vice President -
                                              Finance & Administration
                                              (Principal Financial and
                                               Accounting Officer)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           /s/ Michael T. Furry                              March 28, 2003
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)


           /s/ Ralph R. Whitney, Jr.                         March 28, 2003
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman


           /s/ Andrew McNally, IV                            March 28, 2003
           -------------------------------------
           Andrew McNally, IV- Director


           /s/ Glenn Scolnik                                 March 28, 2003
           -------------------------------------------
           Glenn Scolnik- Director

           /s/ Thomas A. Brand                               March 28, 2003
           -----------------------------------------
           Thomas A. Brand- Director


           /s/ Richard A. Place                              March 28, 2003
           -------------------------------------------
           Richard A. Place- Director

                                 CERTIFICATIONS


I, Michael T. Furry, certify that:

     1. I have reviewed this annual report on Form 10-K of Reinhold Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
March 28, 2003

                                 CERTIFICATIONS


I, Brett R. Meinsen, certify that:

     1. I have reviewed this annual report on Form 10-K of Reinhold Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ BRETT R. MEINSEN
Brett R. Meinsen
Vice President - Finance and Administration
March 28, 2003