Form 10-Q
period 2003-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2003-05-13
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2003

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

Class A Common Stock, Par Value $.01 - 2,662,817 shares as of May 12, 2003.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                            PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               5

Notes to Condensed Consolidated Financial Statements                          6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    20


Item 4.

Controls and Procedures                                                       20


PART II - OTHER INFORMATION                                                   21

SIGNATURES                                                                    24

EXHIBITS                                                                      25

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      2003                 2002
                                                     -----                -----

Net sales                                          $16,375             $ 13,930
Cost of goods sold                                  11,185                9,828
                                                    ------                -----

Gross profit                                         5,190                4,102
Selling, general and administrative expenses         2,759                2,658
                                                    ------               ------

Operating income                                     2,431                1,444
Interest expense, net                                   34                  115
                                                   -------               ------

Income before income taxes                           2,397                1,329
Income taxes                                           873                  505
                                                    ------              -------

Net income                                         $ 1,524              $   824
                                                    ======              =======


Basic earnings per share                           $   0.57             $  0.31
Diluted earnings per share                         $   0.55             $  0.31

Weighted average common shares outstanding - basic    2,660               2,658
Weighted average common shares outstanding - diluted  2,743               2,658


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                  March 31,        December 31,
                                                    2003               2002
                                                  ---------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  4,775             $ 3,037
  Accounts receivable                                 7,986               9,977
  Inventories                                         7,401               5,938
  Other current assets                                2,188               2,479
                                                    -------             -------
      Total current assets                           22,350              21,431

Property, plant and equipment, net                   11,167              11,307
Goodwill                                              3,786               3,786
Other assets                                            203                 210
                                                    -------            --------
                                                   $ 37,506            $ 36,734
                                                     ======              ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit                  $  2,000            $  3,000
  Accounts payable                                    4,251               4,127
  Accrued expenses                                    3,523               3,660
  Current portion - long term debt                      149                 149
                                                    -------            --------
      Total current liabilities                       9,923              10,936

Long-term pension liability                           5,596               5,596
Long term debt - less current portion                    87                 124
Other long term liabilities                             307                 276
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                        -                   -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,662,817 and
           2,659,812 shares, respectively                27                  27
Additional paid-in capital                           21,582              21,213
Retained earnings                                     6,397               4,873
Accumulated other comprehensive loss                 (6,413)             (6,311)
                                                   --------            --------
Net stockholders' equity                             21,593              19,802
                                                     ------             -------
                                                   $ 37,506            $ 36,734
                                                     ======              ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         2003              2002
                                                         ----              ----
Cash flow from operating activities:
  Net income                                         $  1,524          $    824
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         428               337
    Additions to paid-in capital resulting
     from tax benefits                                    343               334
    Non-cash compensation                                  18                 -
 Changes in assets and liabilities:
      Accounts receivable                               1,991            (1,263)
      Inventories                                      (1,463)               68
      Other current assets                                291                92
      Accounts payable                                    124               945
      Accrued expenses                                   (137)              501
      Other, net                                           38                (5)
                                                     --------           -------
Net cash provided by operating activities               3,157             1,833

Cash flows used in investing activities:
   Capital expenditures                                  (288)             (389)
   Proceeds from sale of assets                             -               105
                                                      -------               ---
Net cash used in investing activities                    (288)             (284)

Cash flows used in financing activities:
   Repayment of long-term debt                         (1,037)           (9,319)
   Borrowings against line of credit                        -             7,221
   Proceeds from exercise of stock options                  8                 -
                                                      -------           -------
Net cash used in financing activities                  (1,029)           (2,098)

Effect of exchange rate changes on cash                  (102)              (94)
                                                      -------           -------

Net increase (decrease) in cash and cash equivalents    1,738              (643)
Cash and cash equivalents, beginning of period          3,037             4,105
                                                        -----           -------
Cash and cash equivalents, end of period             $  4,775          $  3,462
                                                      =======           =======




See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three months ended March 31, 2003 and 2002 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

                                      March 31, 2003          December 31, 2002
--------------------------------------------------------------------------------
     Raw material                            $ 5,685                     $4,625
     Work-in-process                             923                        874
     Finished goods                              793                        439
--------------------------------------------------------------------------------
       Total                                $  7,401                     $5,938
                                            ========                     ======

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options and shares to be issued to Directors.

On May 1, 2002, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 31, 2002. As a result, an additional 240,933 shares were issued on June 21, 2002. All common stock information and earnings per share computations for all periods presented reflect this stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):
                                                            Three Months Ended
                                                                 March 31,
                                                           2003            2002
                                                           ----            ----

Net income                                              $ 1,524          $  824
                                                        =======          ======

Weighted average shares used in basic computation         2,660           2,658
Dilutive stock options                                       81               -
Shares to be issued - Directors' Deferred Stock Plan          2               -
                                                        -------       ---------

            Weighted average shares used for diluted
                   calculation                            2,743           2,658
                                                          =====          ======

Stock options outstanding                                   217             225
Range of exercise prices                            $6.20-$8.06     $6.20-$8.45

STOCK OPTION PLAN

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25), and has adopted the disclosure-only alternative of SFAS No. 123 "Accounting For Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123:

                                                  Three Months Ended March 31,
                                                            2003          2002
--------------------------------------------------------------------------------
Net income as reported                                    $1,524        $  824

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects           (3)          (34)
--------------------------------------------------------------------------------
Net income, as adjusted                                   $1,521          $790
                                                          ======          ====


Earnings per share:

Basic - as reported                                        $0.57         $0.31
Basic - as adjusted                                        $0.57         $0.30

Diluted - as reported                                      $0.55         $0.31
Diluted - as adjusted                                      $0.55         $0.30


REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2003 and 2002 was a loss on foreign currency translation of $102,000 and $94,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. Additionally, it establishes that fair value is the objective for the initial measurement of the liability.

The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, , the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for years ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company. The Company has elected to continue to apply the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", to account for employee stock options.


INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of March 31, 2003, the Company was in compliance with all applicable covenants.

On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt (approximately $8,700,000) with a prior bank.

On March 21, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

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

FOREIGN CURRENCY

The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the UK pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiary is translated at the exchange rate in effect at the balance sheet date. The consolidated statement of operations is translated at the average exchange rate in effect during the period being reported. Exchange differences arise mainly from the valuation rates of the intercompany accounts and are taken directly to Stockholders' equity.

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

Reinhold is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications primarily in the United States and Europe. The Company generates revenues from five operating segments: Aerospace, CompositAir, Commercial, NP Aerospace and Bingham. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft. Bingham manufactures rubber and urethane rollers for graphic arts and industrial applications.

Prior to January 1, 2003, the Company generated revenues from six operating segments. Due to the similarity of customer base and markets served, on January 1, 2003, the Thermal Insulation and Aerospace operating segments have been combined. Prior year information has been changed to conform with the current presentation.

The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                     March 31, 2003              March 31, 2002
-------------------------------------------------------------------------------
Net sales
     Aerospace                              $  4,372                   $  3,759
     CompositAir                               1,756                      1,712
     Commercial                                  739                        650
     NP Aerospace                              5,096                      2,924
     Bingham                                   4,412                      4,885
--------------------------------------------------------------------------------
Total sales                                 $ 16,375                    $13,930
                                            ========                    =======

Income (loss) before income taxes
     Aerospace                              $  1,388                   $  1,176
     CompositAir                                 252                        (77)
     Commercial                                    7                         52
     NP Aerospace                              1,173                        332
     Bingham                                    (166)                       159
     Unallocated corporate expenses             (257)                      (313)
--------------------------------------------------------------------------------
Total income before income taxes            $  2,397                   $  1,329
                                            ========                   ========


                                      March 31, 2003          December 31, 2002
--------------------------------------------------------------------------------
Total assets
     Aerospace                             $  10,620                    $10,436
     CompositAir                               3,120                      2,749
     Commercial                                1,360                      1,220
     NP Aerospace                              9,666                      8,504
     Bingham                                  10,038                     10,311
     Unallocated corporate                     2,702                      3,514
--------------------------------------------------------------------------------
Total assets                                $ 37,506                    $36,734
                                            ========                    =======

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

In September 2002, in accordance with SFAS No. 5, Accounting for Contingencies, the Company recorded a reserve of $500,000 for the estimated cost to conclude this matter. These costs were included in the December 31, 2002 balance sheet as a component of "Accrued Expenses."

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

                            REINHOLD INDUSTRIES, INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2003

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Valuation Of Long-Lived And Intangible Assets
In accordance with SFAS No. 142 and SFAS No. 144, we assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had foreign currency translation losses of approximately $992,000 and $890,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at March 31, 2003 and December 31, 2002, respectively.

Environmental Liabilities
With respect to outstanding actions that are in preliminary procedural stages, as well as any actions that may be filed in the future, insufficient information exists upon which judgments can be made as to the validity or ultimate disposition of such actions, thereby making it difficult to reasonably estimate what, if any, potential liability or costs may be incurred. Accordingly, no estimate of future liability has been included for such claims. See Notes to Condensed Consolidated Financial Statements for additional discussion of legal proceedings.

Comparison of First Quarter 2003 to 2002

      In the first quarter of 2003, net sales increased $2.4 million, or 18%, to $16.4 million, compared to first quarter 2002 sales of $13.9 million. Sales in the Aerospace business unit increased by $0.6 million (16%) to $4.4 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were flat at $1.8 million. Sales increased $0.1 million (14%) to $0.7 million in the Commercial business unit due to decreased shipments of pool filter tanks and in-ground lighting housings. Sales at NP Aerospace increased $2.2 million (74%) to $5.1 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $0.5 million (10%) to $4.4 million due to soft market conditions.

      Gross profit margin in the first quarter increased from 29.4% in 2002 to 31.7% in 2003. Gross profit margin for Aerospace increased from 43.1% to 44.5% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for CompositAir increased from 7.9% to 27.5% due to the elimination of labor inefficiencies in 2001 caused by the consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 22.8% to 16.8% due to higher manufacturing overhead expenses. Gross profit margin for NP Aerospace increased from 27.3% to 32.3% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham decreased from 28.6% to 22.5% due to higher manufacturing overhead expenses.

      Selling, general and administrative expenses for the first quarter 2003 were $2.8 million (16.8% of sales) compared to $2.7 million (19.1% of sales) for the same quarter of 2002. The increase is due primarily to non-cash, actuarially determined pension expenses.

      Interest expense, net in the first quarter of 2003 decreased to $0.03 million from $0.1 million in 2002 due to lower outstanding debt.

      Income before income taxes increased to $2.4 million (14.6% of sales) in the first quarter of 2003 from $1.3 million (9.5% of sales) in the same period of 2002 due to higher revenues. Income before income taxes for Aerospace was $1.4 million (31.7% of sales) in 2003 compared to $1.2 million (34.1% of sales) in 2002 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Income before income taxes for CompositAir was $0.3 million (14.4% of sales) in 2003 compared to a loss before income taxes of $0.1 million in 2002 due to the elimination of labor costs incurred in 2002 related to the consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased to break-even in 2003 from $0.052 million (8.0% of sales) in 2002 due to higher manufacturing overhead expenses. Income before income taxes for NP Aerospace increased to $1.2 million (23.0% of sales) from $0.3 million (11.4% of sales) due to increased sales. A loss before income taxes of $0.2 million (-3.8% of sales) was realized at Bingham in 2003 compared to income before income taxes of $0.2 million (3.3% of sales) in 2002 due to lower sales.

      A tax provision of $0.873 million was recorded in the first three months of 2003 as compared to $0.505 million in the first three months of 2002. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $21.2 million. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. As more fully described in
Note 3 to the 2002 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2003, working capital was $12.4 million, up $1.9 million from December 31, 2002. Cash and cash equivalents of $4.8 million held at March 31, 2003 were $1.7 million higher than cash and cash equivalents held at December 31, 2002 primarily due to the increased profitability of the Company.

     Net cash provided by operating activities totaled $3.2 million for the three months ended March 31, 2003. Net cash provided by operating activities totaled $1.8 million for the comparable period in 2002. The increase over the prior period relates to improved working capital management and increased profitability of the Company. Net cash used in investing activities for the three months ended March 31, 2003 totaled $0.3 million and consisted of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2002 totaled $0.3 million and consisted of capital expenditures and proceeds from sale of assets.

     Net cash used in financing activities for the three months ended March 31, 2003 totaled $1.0 million and consisted primarily of repayments on the line of credit. Net cash used in financing activities for the three months ended March 31, 2002 totaled $2.1 million and consisted of borrowings against the line of credit of $7.2 million less repayments of long-term debt of $9.3 million. Expenditures in 2003 and 2002 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the LaSalle line of credit.

     On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% (3.79% at March 31, 2003) and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. As of March 31, 2003, the Company was in compliance with all applicable covenants.

     On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt (approximately $8,700,000) with a prior bank. On March 14, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions. Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least March 31, 2004.

Stock Dividend

     On May 1, 2002, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 31, 2002. As a result, an additional 240,933 shares were issued on June 21, 2002. All common stock information and earnings per share computations for all periods presented reflect this stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.


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

2003 Outlook

     The Aerospace business unit should outperform 2002 results due mainly to Minuteman III PRP component shipments and additional sales of rocket nozzles. The CompositAir business unit is difficult to predict due to the dire financial situation in the commercial airline industry. The Commercial business unit should generate financial results comparable to 2002. NP Aerospace has experienced a significant increase in sales of personal protection products (military helmets and body armor). Future sales of these products are largely dependent on unpredictable foreign government spending. At Bingham, our financial performance continues to suffer due to poor economic conditions in the printing marketplace. Additional cost reduction efforts are continuing. This business unit continues to receive the highest levels of management focus.

Recent Accounting  Pronouncements

     The effective recent accounting pronouncements are included in the notes to the condensed consolidated financial statements included herein.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There are no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2002.



Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           As of March 31, 2003, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


                  (b) Changes in Internal Controls

          There have been no significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation

                           PART II - OTHER INFORMATION


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

  10.10 Amended and Restated Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on December 1, 2002.

  10.11 Directors Deferred Stock Plan, on Form 10-K filed with the Commission on March 28, 2003.

   20.1    New Keene Credit Facility, incorporated herein by reference to
           Exhibit 99(a), Exhibit F to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.



           b. Reports on Form 8-K

           None.

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


DATE: May 13, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
May 13, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ BRETT R. MEINSEN
Brett R. Meinsen
Vice President - Finance and Administration
May 13, 2003