Form 10-Q
period 2003-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2003-08-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the quarterly period ended:     June 30, 2003

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

Class A Common Stock, Par Value $.01 - 2,929,840 shares as of August 4, 2003.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                             PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         5

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      14


PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    26

EXHIBITS                                                                      27

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                       2003                2002
                                                      -----               -----
Net sales                                           $17,703             $13,331
Cost of goods sold                                   11,643               9,229
                                                     ------              ------
Gross profit                                          6,060               4,102
Selling, general and administrative expenses          3,122               2,883
                                                      -----               -----
Operating income                                      2,938               1,219
Interest expense (income), net                          (11)                 70
                                                      -----               -----
Income before income taxes                            2,949               1,149
Income taxes                                          1,069                 449
                                                      -----               -----
Net income                                          $ 1,880              $  700
                                                      =====               =====

Basic earnings per share                            $  0.64              $ 0.24
Diluted earnings per share                          $  0.61              $ 0.24

Weighted average common shares outstanding - basic    2,926               2,924
Weighted average common shares outstanding - diluted  3,083               2,950


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                       2003                2002
                                                      -----               -----
Net sales                                           $34,078             $27,261
Cost of goods sold                                   22,828              19,057
                                                     ------              ------
Gross profit                                         11,250               8,204
Selling, general and administrative expenses          5,881               5,541
                                                     ------              ------
Operating income                                      5,369               2,663
Interest expense, net                                    23                 185
                                                     ------              ------
Income before income taxes                            5,346               2,478
Income taxes                                          1,942                 954
                                                     ------              ------
Net income                                          $ 3,404             $ 1,524


Basic earnings per share                            $  1.16             $  0.52
Diluted earnings per share                          $  1.11             $  0.52

Weighted average common shares outstanding - basic    2,927               2,924
Weighted average common shares outstanding - diluted  3,062               2,931


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                              (Unaudited)
                                             June 30, 2003    December 31, 2002
                                             -------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 5,482              $ 3,037
  Accounts receivable                                7,957                9,977
  Inventories                                        7,987                5,938
  Other current assets                               1,970                2,479
                                                    ------               ------
      Total current assets                          23,396               21,431

Property, plant and equipment, net                  11,325               11,307
Goodwill                                             3,786                3,786
Other assets                                           193                  210
                                                    ------               ------
                                                   $38,700              $36,734
                                                    ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit                  $     -              $ 3,000
  Accounts payable                                   4,032                4,127
  Accrued expenses                                   4,283                3,660
  Current portion - long term debt                     149                  149
                                                    ------               ------
      Total current liabilities                      8,464               10,936

Long-term pension liability                          5,596                5,596
Long term debt - less current portion                   49                  124
Other long term liabilities                            325                  276
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                       -                    -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,929,840 shares
         and 2,659,812 shares, respectively             29                   27
Additional paid-in capital                          24,985               21,213
Retained earnings                                    5,401                4,873
Accumulated other comprehensive loss                (6,149)              (6,311)
                                                    ------               ------
Net stockholders' equity                            24,266               19,802
                                                    ------               ------
                                                   $38,700              $36,734
                                                    ======               ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                         2003              2002
                                                        -----             -----
Cash flow from operating activities:
  Net income                                          $ 3,404           $ 1,524
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          846               679
    Additions to paid-in capital resulting from
      tax benefits                                        863               557
    Non-cash compensation                                  36                 -
 Changes in assets and liabilities:
      Accounts receivable                               2,020            (1,496)
      Inventories                                      (2,049)             (328)
      Other current assets                                509                84
      Accounts payable                                    (95)              836
      Accrued expenses                                    623               932
      Other, net                                           66                42
                                                        -----             -----
Net cash provided by operating activities               6,223             2,830

Cash flows used in investing activities:
   Proceeds from sale of assets                             -               105
   Capital expenditures                                  (864)           (1,106)
                                                        -----             -----
Net cash used in investing activities                    (864)           (1,001)

Cash flows used in financing activities:
   Dividends paid                                          (9)               (9)
   Borrowings against line of credit                        -             7,221
   Repayments on line of credit                        (3,000)           (1,521)
   Proceeds from exercise of stock options                  8                 -
   Repayment of long-term debt                            (75)           (9,356)
                                                        -----             -----
Net cash used in financing activities                  (3,076)           (3,665)

Effect of exchange rate changes on cash                   162               157
                                                        -----             -----
Net increase (decrease) in cash and cash equivalents    2,445            (1,679)
Cash and cash equivalents, beginning of period          3,037             4,105
                                                        -----             -----
Cash and cash equivalents, end of period              $ 5,482           $ 2,426
                                                        =====             =====

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)




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

BASIS OF PRESENTATION

     The accompanying financial statements of the Company for the three and six months ended June 30, 2003 and 2002 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

                                       June 30, 2003          December 31, 2002
--------------------------------------------------------------------------------
     Raw material                             $5,832                      4,625
     Work-in-process                           1,560                        874
     Finished goods                              595                        439
--------------------------------------------------------------------------------
       Total                                  $7,987                      5,938

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

     On April 30, 2003, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 16, 2003. As a result, an additional 265,418 shares were issued on May 29, 2003. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

     The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                           Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                      2003                 2002           2003            2002
                                                     -----                -----          -----           -----

Net income                                          $1,880                 $700         $3,404         $ 1,524

Weighted average shares used
 in basic computation                                2,928                2,924          2,927           2,924
Dilutive effect of stock options                       152                   26            133               7
Other dilutive shares                                    3                    -              2               -
 Weighted average shares used
  for diluted calculation                            3,083                2,950          3,062           2,931

Stock options outstanding                              365                  247            365             247
Range of exercise price                       $5.63-$11.36          $5.63-$7.68   $5.63-$11.36     $5.63-$7.68


STOCK OPTION PLAN

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of Statement of
Financial   Accounting   Standard  SFAS  No.  123  "Accounting  For  Stock-Based
Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

     The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands except for per share data):

                                                           Three Months             Six Months
                                                           Ended June 30,         Ended June 30,
                                                          2003      2002          2003      2002
------------------------------------------------------------------------------------------------

Net income as reported                                  $1,880     $ 700        $3,404    $1,524

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        (53)      (33)          (56)      (67)
------------------------------------------------------------------------------------------------
Net income, as adjusted                                 $1,827     $ 667        $3,348    $1,457
                                                        ======     =====        ======    ======

Earnings per share:
Basic - as reported                                     $ 0.64     $0.24        $ 1.16    $ 0.52
Basic - as adjusted                                     $ 0.62     $0.23        $ 1.14    $ 0.50

Diluted - as reported                                   $ 0.61     $0.24        $ 1.11    $ 0.52
Diluted - as adjusted                                   $ 0.59     $0.23        $ 1.09    $ 0.50



REPORTING OTHER COMPREHENSIVE INCOME

     The Company reports other comprehensive income under Statement of Financial Accounting Standard SFAS No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended June 30, 2003 and 2002 was a gain on foreign currency translation of $264,000 and $251,000, respectively. The difference between net income and total comprehensive income during the six months ended June 30, 2003 and 2002 was a gain on foreign currency translation of $162,000 and $157,000, respectively.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 now requires a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The company does not believe the adoption of FIN 46 will have a material impact on the Company's financial position, results of operations or cash flows.

INCOME TAXES

     Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.


LONG TERM DEBT

     On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of June 30, 2003, the Company was in compliance with all applicable covenants.

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

     On June 20, 2003 the Company amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility has been reduced from $10,000,000 to $8,000,000.

     On June 19, 2003 the Company paid off the remaining outstanding balance pertaining to the LaSalle credit facility.

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

     Prior to January 1, 2003, the Company generated revenues from six operating segments. Due to the similarity of customer base and markets served, on January 1, 2003, the Thermal Insulation and Aerospace operating segments were combined. Prior year information has been changed to conform with the current presentation.

     The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).


                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                        2003           2002                  2003           2002
----------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                       $ 6,355        $ 4,441               $10,727        $ 8,200
     CompositAir                                       1,519          1,569                 3,275          3,281
     Commercial                                          832            607                 1,571          1,257
     NP Aerospace                                      4,820          2,723                 9,916          5,647
     Bingham                                           4,177          3,991                 8,589          8,876
----------------------------------------------------------------------------------------------------------------
Total sales                                          $17,703        $13,331               $34,078        $27,261
----------------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                       $ 2,091        $ 1,481               $ 3,479        $ 2,657
     CompositAir                                         145            102                   397             25
     Commercial                                           27             39                    34             91
     NP Aerospace                                      1,107            252                 2,280            584
     Bingham                                            (151)          (273)                 (317)          (114)
     Unallocated corporate expenses                     (270)          (452)                 (527)          (765)
----------------------------------------------------------------------------------------------------------------
Total income before income taxes                     $ 2,949        $ 1,149               $ 5,346        $ 2,478

                                                              June 30, 2003     December 31, 2002
----------------------------------------------------------------------------------------------------------------
Total assets
     Aerospace                                                      $11,997               $10,436
     CompositAir                                                      2,721                 2,749
     Commercial                                                       1,439                 1,220
     NP Aerospace                                                     9,464                 8,504
     Bingham                                                         10,168                10,311
     Unallocated corporate                                            2,911                 3,514
-----------------------------------------------------------------------------------------------------
Total assets                                                        $38,700               $36,734



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

                                  June 30, 2003

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

Valuation Of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standard SFAS No. 142 and Statement of Financial Accounting Standard SFAS No. 144, we assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

     Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $728,000 and $890,000 that were included as part of "accumulated other comprehensive loss" within our balance sheets at June 30, 2003 and December 31, 2002, respectively.

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

Comparison of Second Quarter 2003 to 2002

     In the second quarter of 2003, net sales increased by $4.4 million, or 33% to $17.7 million compared to second quarter 2002 sales of $13.3 million. Sales in the Aerospace business unit increased by $1.9 million (43%) to $6.4 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were down slightly (3%) to $1.5 million. Sales increased $0.2 million (37%) to $0.8 million in the Commercial business unit due to greater shipments of pool filter tanks and in-ground lighting housings. Sales at NP Aerospace surged by $2.1 million (77%) to $4.8 million due to a rise in shipments of body armor and other personal protection products. Sales for the Bingham business unit increased by $0.2 million (5%) to $4.2 million.

     Gross profit margin in the second quarter increased from 31% in 2002 to 34% in 2003. Gross profit margin for Aerospace increased from 44% to 45% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for CompositAir increased from 19% to 25% due to the elimination of labor inefficiencies that resulted from our 2001 consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 22% to 21% due to higher material and overhead expenses. Gross profit margin for NP Aerospace increased from 27% to 34%. due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham was unchanged at 24%.

     Selling, general and administrative expenses for the second quarter 2003 were $3.1 million (18% of sales) compared to $2.9 million (22% of sales) for the same quarter of 2002. The increase is due to higher pension expenses and estimated year-end management incentive compensation.

     Interest income, net of $0.01 million was realized in the second quarter of 2003 compared to interest expense, net of $0.07 million in the second quarter of 2002 due to lower outstanding debt and lower effective interest rates.

     A tax provision of $1,069,000 was recorded in the second quarter of 2003 as compared to $449,000 in the second quarter of 2002. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Comparison of Six Months 2003 to 2002

     In the first six months of 2003, net sales increased $6.8 million, or 25%, to $34.1 million, compared to 2002 sales of $27.3 million. Sales in the Aerospace business unit increased by $2.5 million (31%) to $10.7 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit were flat at $3.3 million. Sales increased $0.3 million (25%) to $1.6 million in the Commercial business unit due to increased shipments of pool filter tanks and in-ground lighting housings. Sales at NP Aerospace rose $4.3 million (76%) to $9.9 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $0.3 million (3%) to $8.6 million due to soft market conditions.

     Gross profit margin in the first six months increased from 30% in 2002 to 33% in 2003. Gross profit margin for Aerospace increased from 44% to 45% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for CompositAir increased from 13% to 26% due to the elimination of labor inefficiencies that resulted from our 2001 consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 23% to 19% due to higher overhead expenses. Gross profit margin for NP Aerospace increased from 27% to 33% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham decreased from 26% to 23% due to higher overhead expenses.

     Selling, general and administrative expenses for the first six months of 2003 were $5.9 million (17% of sales) compared to $5.5 million (20% of sales) for the first six months of 2002. The increase is due to higher pension expenses and estimated year-end management incentive compensation.

     Interest expense, net in the first six months of 2003 decreased by $0.16 million due to lower outstanding debt and lower effective interest rates.

     Income before income taxes increased to $5.3 million (16% of sales) in the first six months of 2003 from $2.5 million (9% of sales) in the same period of 2002 due to higher revenues. Income before income taxes for Aerospace was $3.5 million (32% of sales) in 2003 compared to $2.7 million (32% of sales) in 2002 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Income before income taxes for CompositAir was $0.4 million in 2003 compared to breakeven in 2002 due to the elimination of labor inefficiencies that resulted from our 2001 consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased to $0.03 million (2% of sales) from $0.09 million (7% of sales) due to higher manufacturing overhead expense. Income before income taxes for NP Aerospace rose to $2.3 million (23% of sales) from $0.6 million (10% of sales) due to increased sales. The loss before income taxes for Bingham increased to $0.3 million (-3% of sales) from $0.1 million (-1% of sales) due to generally poor economic conditions and higher overhead costs.

     A tax provision of $1,942,000 was recorded in the first six months of 2003 as compared to $954,000 in the first six months of 2002. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

     As of June 30, 2003, working capital was $14.9 million, up $4.4 million from December 31, 2002. Cash and cash equivalents of $5.5 million held at June 30, 2003 were $2.4 million higher than cash and cash equivalents held at December 31, 2002 primarily due to the increased profitability of the Company.

     Net cash provided by operating activities totaled $6.2 million for the six months ended June 30, 2003. Net cash provided by operating activities totaled $2.8 million for the comparable period in 2002. The increase over the prior period relates to improved working capital management and increased profitability of the Company.

     Net cash used in investing activities for the six months ended June 30, 2003 totaled $0.9 million and consisted of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2002 totaled $1.0 million and consisted of capital expenditures and proceeds from sale of assets.

     Net cash used in financing activities for the six months ended June 30, 2003 totaled $3.1 million and consisted of repayment of the $3.0 million line of credit balance and repayment of long-term debt of $0.1 million. Net cash used in financing activities for the six months ended June 30, 2002 totaled $3.7 million and consisted of borrowings against the line of credit of $7.2 million less subsequent repayments of $1.5 million and repayments of long-term debt of $9.4 million.

     Expenditures in 2003 and 2002 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the LaSalle line of credit.

     On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of June 30, 2003, the Company was in compliance with all applicable covenants.

     On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with a prior bank.

     On March 21, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

     On June 20, 2003 the Company amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility has been reduced from $10,000,000 to $8,000,000.

     On June 19, 2003 the Company paid off the remaining outstanding balance pertaining to the LaSalle credit facility.

     Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least June 30, 2004.

Stock Dividend

     On April 30, 2003, the Board of Directors approved the distribution of a 10% stock dividend to shareholders of record as of May 16, 2003. As a result, an additional 265,418 shares were issued on May 29, 2003. All common stock information and earnings per share computations for all periods presented have been adjusted for the stock dividend. The number of stock options outstanding and the exercise price were also adjusted for the impact of the 10% stock dividend.

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

2003 Outlook

     The Aerospace business unit should outperform 2002 results due mainly to Minuteman III PRP component shipments and additional sales of rocket nozzles. The CompositAir business unit may be unable to match 2002 results due to the impact of the continued slowdown experienced in the commercial airline industry. The Commercial business unit should generate financial results comparable to 2002. NP Aerospace has experienced a significant increase in sales of personal protection products (military helmets and body armor). Future sales of these products are largely dependent on unpredictable foreign government spending. At Bingham, our financial performance continues to suffer due to poor economic conditions in the printing marketplace. Additional cost reduction efforts are continuing. This business unit continues to receive the highest levels of management focus.

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



Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     As of June 30, 2003, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

Item 4.    Results of Votes of Security Holders

           On April 30, 2003, the Annual Meeting of Stockholders of the Corporation was convened at its offices in Santa Fe Springs, CA. for the following purposes:
           1) To elect six members of the Board of Directors for Class A Common Stockholders; and
           2) To ratify the Amended and Restated Reinhold Industries Stock Incentive Plan.

           Results of the voting for election of directors were as follows:

           NAME                                 FOR                     WITHHELD
           RALPH R. WHITNEY, JR.            1,866,380                      3,701
           ANDREW McNALLY, IV               1,866,343                      3,738
           MICHAEL T. FURRY                 1,867,084                      2,997
           GLENN SCOLNIK                    1,866,485                      3,596
           THOMAS A. BRAND                  1,862,924                      7,157
           RICHARD A. PLACE                 1,867,005                      3,076

           Results of the voting for the ratification of the Amended and Restated Reinhold Industries Stock Incentive Plan were as follows:

                                  FOR            AGAINST         ABSTAIN
                            1,848,377             19,860           1,844

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

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.



           b. Reports on Form 8-K

           Form 8-K was filed on May 7, 2003 announcing a 10% stock dividend payable to shareholders of record as of May 16, 2003, to be paid on or about May 30, 2003 under Item 5 - Other Events.

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


DATE: August 14, 2003

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




/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
August 14, 2003

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




/s/ BRETT R. MEINSEN
Brett R. Meinsen
Vice President - Finance and Administration
August 14, 2003