Form 10-Q
period 2003-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2003-11-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2003


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

Class A Common Stock, Par Value $.01 - 2,935,201 shares as of November 1, 2003.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                             PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         5

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    21


Item 4.

Controls and Procedures                                                       21


PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    26

EXHIBITS                                                                      27

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                               September 30,
                                                            2003           2002
                                                            ----           ----

Net sales                                                $15,866        $13,562
Cost of goods sold                                        10,970          9,252
                                                          ------          -----

Gross profit                                               4,896          4,310
Selling, general and administrative expenses               3,039          3,182
                                                           -----          -----

Operating income                                           1,857          1,128
Interest (income) expense, net                               (14)            74
                                                         -------          -----

Income before income taxes                                 1,871          1,054
Income tax expense                                           660            394
                                                          ------         ------

Net income                                               $ 1,211        $   660
                                                          ======         ======


Basic earnings per share                                 $  0.41        $  0.23
Diluted earnings per share                               $  0.39        $  0.22

Weighted average common shares outstanding - basic         2,930          2,923
Weighted average common shares outstanding - diluted       3,144          2,948


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                              Nine Months Ended
                                                               September 30,
                                                            2003           2002
                                                            ----           ----

Net sales                                                $49,944        $40,823
Cost of goods sold                                        33,798         28,309
                                                          ------         ------

Gross profit                                              16,146         12,514
Selling, general and administrative expenses               8,920          8,723
                                                          ------         ------

Operating income                                           7,226          3,791
Interest expense, net                                          9            259
                                                           -----         ------

Income before income taxes                                 7,217          3,532
Income taxes                                               2,602          1,348
                                                          ------         ------

Net income                                               $ 4,615        $ 2,184
                                                         =======        =======


Basic earnings per share                                 $  1.58        $  0.75
Diluted earnings per share                               $  1.49        $  0.74

Weighted average common shares outstanding - basic         2,927          2,923
Weighted average common shares outstanding - diluted       3,094          2,936


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                               (Unaudited)
                                        September 30, 2003    December 31, 2002
                                        ------------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 4,158              $ 3,037
  Accounts receivable                                8,894                9,977
  Inventories                                        8,089                5,938
  Other current assets                               2,876                2,479
                                                   -------              -------
      Total current assets                          24,017               21,431

Property, plant and equipment, net                  12,105               11,307
Goodwill                                             3,786                3,786
Other assets                                           198                  210
                                                    ------               ------
                                                   $40,106              $36,734
                                                    ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit                  $     -              $ 3,000
  Accounts payable                                   3,981                4,127
  Accrued expenses                                   4,189                3,660
  Current portion - long term debt                     160                  149
                                                    ------               ------
      Total current liabilities                      8,330               10,936

Long-term pension liability                          5,596                5,596
Long term debt - less current portion                   11                  124
Other long term liabilities                            307                  276
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                       -                    -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,934,232 shares
         and 2,659,812 shares, respectively             29                   27
Additional paid-in capital                          25,327               21,213
Retained earnings                                    6,612                4,873
Accumulated other comprehensive loss                (6,106)              (6,311)
                                                    ------               ------
Net stockholders' equity                            25,862               19,802
                                                    ------               ------
                                                   $40,106              $36,734
                                                    ======               ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       2003                2002
                                                       ----                ----
Cash flow from operating activities:
  Net income                                        $ 4,615             $ 2,184
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                      1,247               1,049
    Additions to paid-in capital resulting
     from tax benefits                                1,180                 757
    Non-cash compensation                                36                   -
    Gain on sale of assets                             (119)                  -
 Changes in assets and liabilities:
      Accounts receivable                             1,083              (1,992)
      Inventories                                    (2,151)               (602)
      Other current assets                             (397)                167
      Accounts payable                                 (146)                821
      Accrued expenses                                  529               1,647
      Other, net                                         43                  46
                                                     ------              ------
Net cash provided by operating activities             5,920               4,077

Cash flows used in investing activities:
   Proceeds from sale of assets                         516                 105
   Capital expenditures                              (2,442)             (1,739)
                                                     ------              ------
Net cash used in investing activities                (1,926)             (1,634)

Cash flows used in financing activities:
   Dividends paid                                        (9)                 (9)
   Borrowings against line of credit                      -               7,221
   Repayments on line of credit                      (3,000)             (2,221)
   Proceeds from exercise of stock options               33                   -
   Repayment of long-term debt                         (102)             (9,391)
                                                      -----             -------
Net cash used in financing activities                (3,078)             (4,400)

Effect of exchange rate changes on cash                 205                 308
                                                      -----              ------

Net increase (decrease) in cash and cash equivalents  1,121              (1,649)
Cash and cash equivalents, beginning of period        3,037               4,105
                                                      -----              ------
Cash and cash equivalents, end of period            $ 4,158             $ 2,456
                                                     ======              ======




See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and nine months ended September 30, 2003 and 2002 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

                                  September 30, 2003          December 31, 2002
--------------------------------------------------------------------------------
     Raw material                            $ 5,409                      4,625
     Work-in-process                           2,073                        874
     Finished goods                              607                        439
--------------------------------------------------------------------------------
       Total                                $  8,089                      5,938

EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options and shares to be issued to Directors.

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                    Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                      2003        2002          2003        2002
                                  ----------------------------------------------

Net income                          $1,211        $660        $4,615     $ 2,184
                                     =====        ====         =====      ======

Weighted average shares used
 in basic computation                2,930       2,923         2,927       2,923
Dilutive effect of stock options       210          25           164          13
Other dilutive shares                    4           -             3           -
                                     -----       -----         -----       -----
Weighted average shares used
 for diluted calculation             3,144       2,948         3,094       2,936

Stock options outstanding              355         240           355         240
Range of exercise price       $5.63-$11.36 $5.63-$7.33  $5.63-$11.36 $5.63-$7.33

STOCK OPTION PLAN

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting For Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                                 Three Months           Nine Months
                                                                 Ended Sept 30,        Ended Sept 30,
                                                                 2003      2002        2003      2002
-----------------------------------------------------------------------------------------------------

Net income as reported                                         $1,211     $ 660      $4,615    $2,184

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects               (31)      (33)        (87)     (100)
-----------------------------------------------------------------------------------------------------
Net income, as adjusted                                        $1,180     $ 627      $4,528    $2,084
                                                                =====      ====       =====     =====

Earnings per share:
Basic - as reported                                             $0.41     $0.23       $1.58     $0.75
Basic - as adjusted                                             $0.40     $0.21       $1.55     $0.71

Diluted - as reported                                           $0.39     $0.22       $1.49     $0.74
Diluted - as adjusted                                           $0.38     $0.21       $1.46     $0.71



REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2003 and 2002 was a gain on foreign currency translation of $43,000 and $151,000, respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2003 and 2002 was a gain on foreign currency translation of $205,000 and $308,000, respectively.


INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of September 30, 2003, the Company was in compliance with all applicable covenants.

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



                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                        2003           2002           2003           2002
----------------------------------------------------------------------------------------------------------

Net sales
     Aerospace                                       $ 5,571        $ 4,691        $16,298        $12,891
     CompositAir                                         778          1,685          4,053          4,966
     Commercial                                        1,004            779          2,575          2,036
     NP Aerospace                                      4,635          2,654         14,551          8,301
     Bingham                                           3,878          3,753         12,467         12,629
----------------------------------------------------------------------------------------------------------
Total sales                                          $15,866        $13,562        $49,944        $40,823
----------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                       $ 1,709        $ 1,652        $ 5,188        $ 4,309
     CompositAir                                        (128)           133            269            158
     Commercial                                           (1)            44             33            135
      NP Aerospace                                       878            276          3,158            860
     Bingham                                            (347)          (317)          (664)          (431)
     Unallocated corporate expenses                     (240)          (734)          (767)        (1,499)
-----------------------------------------------------------------------------------------------------------
Total income before income taxes                     $ 1,871        $ 1,054        $ 7,217        $ 3,532


                                   September 30, 2003          December 31, 2002
--------------------------------------------------------------------------------
Total assets
     Aerospace                                $11,989                    $10,436
     CompositAir                                2,536                      2,749
     Commercial                                 1,610                      1,220
     NP Aerospace                              10,070                      8,504
     Bingham                                    9,942                     10,311
     Unallocated corporate                      3,959                      3,514
--------------------------------------------------------------------------------
Total assets                                  $40,106                    $36,734


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

                               September 30, 2003

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

Valuation Of Long-Lived Assets
In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142 and SFAS No. 144, we assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management's determination of the functional currency of NP Aerospace. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary's operations must also be considered.
Management's Discussion and Analysis  (cont'd)

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $685,000 and $890,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at September 30, 2003 and December 31, 2002, respectively.

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

Comparison of Third Quarter 2003 to 2002

      In the third quarter of 2003, net sales increased $2.3 million (17%) to $15.9 million, compared to third quarter 2002 sales of $13.6 million. Sales in the Aerospace business unit increased by $0.9 million (19%) to $5.6 million due mainly to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales decreased by $0.9 million (54%) in the CompositAir business unit to $0.8 million due to an industry slowdown. Sales increased $0.2 million (29%) to $1.0 million in the Commercial business unit due to higher shipments of pool filter tanks and heater covers, in-ground lighting housings and production tooling. Sales at NP Aerospace increased by $2.0 million (75%) to $4.6 million due primarily to additional sales of ballistic personal protection products. Sales for the Bingham business unit increased by $0.1 million (3%) to $3.9 million.

      Gross profit margin in the third quarter decreased from 32% in 2002 to 31% in 2003. Gross profit margin for Aerospace decreased from 46% to 44% due to changes in product mix. Gross profit margin for CompositAir decreased from 20% to 4% due to lower sales volume. Gross profit margin for Commercial decreased from 20% to 15% due to higher labor and overhead costs. Gross profit margin for NP Aerospace increased from 28% to 33% due to higher sales volume. Gross profit margin for Bingham decreased from 25% to 19% due mainly to higher material and overhead costs.

      Selling, general and administrative expenses for the third quarter 2003 were $3.0 million (19% of sales) compared to $3.2 million (23% of sales) for the same quarter of 2002. The decrease is due to $0.5 million in costs recorded in 2002 to settle the Valley Forge litigation offset by increases in other general and administrative expenses of $0.3 million in 2003, consisting primarily of $0.2 million in pension expenses.

      Interest income of $0.01 million was realized in the third quarter of 2003 compared to interest expense of $0.07 million in the third quarter of 2002 due to lower outstanding debt.

      Income before income taxes increased to $1.9 million (12% of sales) in the third quarter of 2003 from $1.1 million (8% of sales) in the same period of 2002. Income before income taxes for Aerospace was $1.7 million (31% of sales) in 2003 compared to $1.7 million (35% of sales) in 2002 due to changes in product mix. A loss before income taxes was realized for CompositAir in the third quarter of 2003 of $0.1 million (-16% of sales) compared to $0.1 million income (8% of sales) in 2002 due to an industry slowdown. Income before income taxes for Commercial was at breakeven in 2003 compared to $0.044 million (6% of sales) in 2002. Income before income taxes for NP Aerospace increased to $0.9 million (19% of sales) from $0.3 million (10% of sales) due to higher sales. A loss before income taxes for Bingham of $0.3 million (-9% of sales) was realized in the third quarter of 2003 compared to a loss before income taxes of $0.3 million (-8% of sales) in the third quarter of 2002.

      A tax provision of $660,000 was recorded in the third quarter of 2003 as compared to $394,000 in the third quarter of 2002. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Comparison of Nine Months 2003 to 2002

      In the first nine months of 2003, net sales increased $9.1 million, or 22%, to $49.9 million, compared to 2002 sales of $40.8 million. Sales in the Aerospace business unit increased by $3.4 million (26%) to $16.3 million due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit decreased $0.9 million (18%) to $4.1 million due to an industry slowdown. Sales increased $0.5 million (26%) to $2.6 million in the Commercial business unit due to increased shipments of pool filter tanks and heater covers and in-ground lighting housings. Sales at NP Aerospace increased $6.3 million (75%) to $14.6 million due to increased shipments of body armor and other personal protection products. Sales for the Bingham business unit decreased by $0.2 million (1%) to $12.5 million.

      Gross profit margin in the first nine months increased from 31% in 2002 to 32% in 2003. Gross profit margin for Aerospace was unchanged from 2002 at 45% for the first nine months of 2003. Gross profit margin for CompositAir increased from 15% to 22% due to elimination of labor inefficiencies resulting from our 2002 consolidation of production facilities in Santa Fe Springs, California. Gross profit margin for Commercial decreased from 22% to 17% due to higher overhead expenses. Gross profit margin for NP Aerospace increased from 28% to 33% due to increased sales and the resulting absorption of fixed overhead expenses. Gross profit margin for Bingham decreased from 26% to 22% due to higher overhead costs.

      Selling, general and administrative expenses for the first nine months of 2003 were $8.9 million (18% of sales) compared to $8.7 million (21% of sales) for the first nine months of 2002. The increase is due to higher pension expenses and estimated year-end management incentive compensation.

      Interest expense, net, in the first nine months of 2003 decreased by $0.3 million due to lower outstanding debt and lower effective interest rates.

Income before income taxes increased to $7.2 million (14% of sales) in the first nine months of 2003 from $3.5 million (9% of sales) in the same period of 2002. Income before income taxes for Aerospace was $5.2 million (32% of sales) in 2003 compared to $4.3 million (33% of sales) in 2002 due to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Income before income taxes for CompositAir was $0.3 million (7% of sales) in 2003 compared to $0.2 million (3% of sales) in 2002 due to the elimination of labor inefficiencies that resulted from our 2002 consolidation of production facilities in Santa Fe Springs, California. Income before income taxes for Commercial decreased from $0.1 million (7% of sales) in the first nine months of 2002 to breakeven in 2003 due to higher overhead expenses. Income before income taxes for NP Aerospace increased to $3.2 million (22% of sales) from $0.9 million (10% of sales) due to increased sales. A loss before income taxes for Bingham of $0.7 million (-5% of sales) was realized in the first nine months of 2003 compared to a loss before income taxes of $0.4 million (-3% of sales) in 2002 due to generally poor economic conditions and higher overhead costs.

      A tax provision of $2.6 million was recorded in the first nine months of 2003 as compared to $1.3 million in the first nine months of 2002. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

      As of September 30, 2003, working capital was $15.7 million, up $5.2 million from December 31, 2002. Cash and cash equivalents of $4.2 million held at September 30, 2003 were $1.1 million higher than cash and cash equivalents held at December 31, 2002 primarily due to the increased profitability of the Company.

      Net cash provided by operating activities totaled $5.9 million for the nine months ended September 30, 2003. Net cash provided by operating activities totaled $4.1 million for the comparable period in 2002. The increase over the prior period relates to improved working capital management and increased profitability of the Company.

      Net cash used in investing activities for the nine months ended September 30, 2003 totaled $1.9 million and consisted of capital expenditures and proceeds from sale of assets. Net cash used in investing activities for the nine months ended September 30, 2002 totaled $1.6 million and consisted of capital expenditures.

      Net cash used in financing activities for the nine months ended September 30, 2003 totaled $3.1 million and consisted of repayment of the $3.0 million line of credit balance and repayment of long-term debt of $0.1 million. Net cash used in financing activities for the nine months ended September 30, 2002 totaled $4.4 million and consisted of borrowings against the line of credit of $7.2 million less subsequent repayments of $2.2 million and repayments of long-term debt of $9.4 million.

      Expenditures in 2003 and 2002 related to investing and financing activities were financed by existing cash and cash equivalents and proceeds from the LaSalle line of credit.

         On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of September 30, 2003, the Company was in compliance with all applicable covenants.

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

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least September 30, 2004.

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

2003 Outlook

         The Aerospace business unit should outperform 2002 results due mainly to Minuteman III PRP component shipments and additional sales of rocket nozzles. The CompositAir business unit may be unable to match 2002 results due to the impact of the continued slowdown experienced in the commercial airline industry. The Commercial business unit should generate financial results comparable to 2002. NP Aerospace has experienced a significant increase in sales of personal protection products (military helmets and body armor). Although future sales of these products are largely dependent on unpredictable foreign government spending, NP Aerospace should outperform 2002 results. At Bingham, our financial performance continues to suffer due to poor economic conditions in the printing marketplace. Additional sales expansion and cost reduction efforts are continuing. This business unit continues to receive the highest levels of management focus.


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



Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           As of September 30, 2003, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

           NONE

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

   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.



           b. Reports on Form 8-K

           Form 8-K was filed on September 4, 2003 announcing that the Company had retained the services of William Blair & Company, LLC as its financial advisor to the Board of Directors to assist in identifying and exploring strategic alternatives to maximize shareholder value. The filing was made under Item 5 - Other Events.

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


DATE: November 14, 2003

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




/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
November 14, 2003

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




/s/ BRETT R. MEINSEN
Brett R. Meinsen
Vice President - Finance and Administration
November 14, 2003