Form 10-K
period 2003-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2004-03-31
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
------   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

------   TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 FOR THE  TRANSITION   PERIOD FROM  ----  to-----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ----
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ___

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 27, 2003 was $33,312,000.

The number of shares of common stock outstanding as of March 8, 2004 was 2,936,116.

Documents incorporated in part by reference:

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2003.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 5, 2004, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2003.

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

     The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Vice President - Finance and Administration and Controller. Nasdaq Rule 4350 (n) mandates that the Company adopt a Code of Ethics and require that it be applicable to all directors, officers and employees. The Company will provide a copy of its Code of Ethics to any person without charge upon request by writing to: Investor Relations Department, 12827 E. Imperial Highway, Santa Fe Springs, CA 90670.

                            REINHOLD INDUSTRIES, INC.
                                    FORM 10-K

                                      INDEX


PART  1  PAGE

Item 1 - Business                                                             4
Item 2 - Properties                                                           11
Item 3 - Legal Proceedings                                                    11
Item 4 - Submission Of Matters To A Vote Of Security Holders                  14

PART II
Item 5 - Market For Registrant's Common Equity and Related
              Stockholder Matters                                             15
Item 6 - Selected Financial Data                                              15
Item 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          16
Item 7A - Quantitative And Qualitative Disclosures About
                Market Risk                                                   16
Item 8 - Financial Statements And Supplementary Data                          16
Item 9A - Controls and Procedures                                             16

PART III

Item 10 - Directors And Executive Officers Of The Registrant                  17
Item 11 - Executive Compensation                                              17
Item 12 - Security Ownership Of Certain Beneficial Owners And
                Management                                                    17
Item 13 - Certain Relationships And Related Transactions                      17
Item 14 - Principal Accountant Fees and Services                              17

PART IV

Item 15 - Exhibits, Financial Statement Schedules And Reports
                 On Form 8-K                                                  18

SIGNATURES                                                                    22

EXHIBITS                                                                      24

CERTIFICATIONS                                                                25

                                     PART I


Item  1.  BUSINESS

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

     Aerospace - The Aerospace business unit manufactures structural and ablative composite components mainly for subcontractors of the U.S. defense industry. These components include rocket nozzles, exit cones, re-entry heatshields, radomes, and airframe and missile frames. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler was a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation was renamed the "Thermal Insulation" division of Reinhold. Effective January 1, 2003, the Thermal Insulation operating segment was consolidated with the Areospace operating segment.

     During 2003, Aerospace's sales increased by 16% due mainly to increased shipments of components related to the Minuteman III Propulsion Replacement Program. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to Alliant Techsystems, Inc. ("ATK") constituted approximately 87% of this business unit's total sales in 2003. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Additionally, as a supplier to government contractors, nearly all of Aerospace's backlog is subject to termination. Cancellation of the Minuteman III Propulsion Replacement Program would have a significant impact on the profitability of this business unit. Sales of components related to the Minuteman III Propulsion Replacement Program for 2003, 2002 and 2001 totaled approximately $14.5 million, $12.1 million and $4.8 million, respectively.

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

     Over 80% of CompositAir's 2003 sales were from one customer. Reinhold's future prospects will depend on the continued business of that customer and on Reinhold's continued status as a qualified supplier to that customer. In 2003, sales decreased by 20% compared to 2002 due to economic problems in the commercial airline industry.

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

     Sales in 2003 increased 21% from 2002 due to higher shipments of both in-ground lighting housings and pool filter tanks.

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

     NP Aerospace operates in niche marketplaces for the sale of commercial aircraft seatbacks, helmets and light armored vehicles. Due to the limited marketplaces for these products, sales from year-to-year are very unpredictable. Due to the high selling price of armored vehicles, large annual swings in revenue are possible. Sales in 2003 increased 45% from 2002 due to higher shipments of body armor and military helmets.

     Additional information on NP Aerospace is set forth in "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 20 - 23 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference.



     Bingham - On March 9, 2000, Samuel Bingham Enterprises, Inc., a newly formed wholly-owned subsidiary of Reinhold Industries, Inc., purchased certain assets and assumed certain liabilities of Samuel Bingham Company.

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


     Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 47 through 49 and "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 20 through 23 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference.



Significant Customers

     Information about significant customers is set forth in Note 10 to the Consolidated Financial Statements on page 51 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference.

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

Research and Development
     Research  and  development   expenditures  were   approximately   $425,000,
$314,000,  and  $348,000 for the years ended  December 31, 2003,  2002 and 2001, respectively.

Employees
     At December 31, 2003, Reinhold had 358 full-time employees and 25 part-time employees. Of these employees, 286 (261 full-time and 25 part-time) were employed in manufacturing and 97 (all full-time) in administration, product development and sales. Approximately 35% of the personnel are based at Reinhold's Santa Fe Springs, California facility, approximately 24% are based at NP Aerospace located in Coventry, England and approximately 41% are based at the various manufacturing and administration facilities of Samuel Bingham. Approximately 43 of the employees in Coventry, England are represented by a labor union. Certain Samuel Bingham employees, approximately 53, located in San Leandro, California, Searcy, Arkansas and Blacklick, Pennsylvania are also represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

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



LEASED OR OWNED
LOCATION                           USE                           SIZE                   LEASE EXPIRATION
-------------------------------------------------------------------------------------------------------------

Santa Fe Springs, CA               Administration and            130,000 sq. ft.        Leased (Expires 2016)
                                     Manufacturing
Oxnard, CA                         R&D                             3,600 sq. ft.        Leased (Expires 2005)

Coventry, England                  Administration and             80,000 sq. ft         Own
                                     Manufacturing
Samuel Bingham Properties
Portland, OR                       Manufacturing                  14,000 sq. ft.        Leased (Expires 2006)
San Leandro, CA                    Manufacturing                  21,000 sq. ft.        Own
Kansas City, MO                    Manufacturing                  19,000 sq. ft.        Leased (Expires 2005)
Searcy, AK                         Manufacturing                  38,000 sq. ft.        Own
Jonesboro, GA                      Manufacturing                   9,000 sq. ft.        Leased (Expires 2004)
Forney, TX                         Manufacturing                   5,000 sq. ft.        Leased (Expires 2004)
Blacklick, PA                      Manufacturing                  22,000 sq. ft.        Own
Palmyra, NY                        Manufacturing                  17,000 sq. ft.        Leased (Expires 2008)
Mississauga, Ontario, Canada       Manufacturing                   3,200 sq. ft.        Leased (Expires 2005)
Bloomingdale, IL                   Administration                  4,000 sq. ft.        Leased (Expires 2004)



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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  RELATED
         STOCKHOLDER MATTERS

     a. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 54 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASDAQ National Market under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     b. The approximate number of common equity security holders is as follows:

                                                            Approximate Number
                                                           of Holders of Record
         Title of Class                                     as of March 2, 2004
--------------------------------------------------------------------------------

         Class A Common Stock,
          par value $.01 per share                                   1,384



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

     A 10% stock dividend was declared on April 30, 2003 payable to shareholders of record as of May 16, 2003. The dividend was paid on May 30, 2003. Fractional shares were paid in cash. Fractional share cash payments totaled $9,327.96.

Item 6.  SELECTED FINANCIAL DATA

     Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 19 of Reinhold's 2003 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

     The Company has two main areas of market risk: interest rates on outstanding debt and fluctuations in the value of the British Pound Sterling to the United States Dollar.

     All of the Company's debt at December 31, 2002 was at variable interest rates based on LIBOR plus 2.50%. A hypothetical 10% change in interest rates would have had a $0.04 million impact on interest expense for the year ended December 31, 2002.


     The functional currency of the Company's wholly-owned subsidiary, NP Aerospace, is the British Pound Sterling (the "Pound"). The exchange rate of the Pound to the Dollar from April 28, 1998 to December 31, 2003 has fluctuated from
1.79 to 1.39, a range of 22%. A hypothetical 10% change in exchange rate would have had a $0.3 million and $0.1 million impact on net income for the years ended December 31, 2003 and 2002, respectively.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Information for Item 8 is included in Reinhold's consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and Reinhold's unaudited quarterly financial data for the two year period ended December 31, 2003, in the Consolidated
Financial  Statements  (including the Consolidated  Balance Sheet,  Consolidated
Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Reinhold's 2003 Annual Report to shareholders, which are incorporated herein by reference. The report of independent auditors on Reinhold's consolidated financial statements is in the Management's and
Independent Auditors' Reports section of Reinhold's 2003 Annual Report to shareholders and is also incorporated herein by reference.

                Schedule II-A - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)
--------------------------------------------------------------------------------
                       Balance at   Additions Charged to             Balance at
                     Beginning of   Costs and                            End of
                           Period    Expenses      Other   Deductions     Period
Fiscal Year Ended
--------------------------------------------------------------------------------
December 31, 2001             165                    105          104        166
--------------------------------------------------------------------------------
December 31, 2002             166                    179          272         73
--------------------------------------------------------------------------------
December 31, 2003              73                     40           60         53
--------------------------------------------------------------------------------


                Schedule II-B - Valuation and Qualifying Accounts

                        Inventory Reserves (in thousands)
--------------------------------------------------------------------------------
                       Balance at   Additions Charged to             Balance at
                     Beginning of   Costs and                            End of
                           Period    Expenses      Other   Deductions     Period
Fiscal Year Ended
--------------------------------------------------------------------------------
December 31, 2001           1,183                                  56      1,127
--------------------------------------------------------------------------------
December 31, 2002           1,127                     38          443        722
--------------------------------------------------------------------------------
December 31, 2003             722          21         46           46        743
--------------------------------------------------------------------------------




Item 9A.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     As of December 31, 2003, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


 b) Changes in Internal Controls

     There have been no significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required with respect to directors and officers of Reinhold is included in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is included in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The information required by Item 12 is included in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 is included in the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 is included in the definitive proxy statement for the 2004 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS
               ON FORM 8-K
(a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2003 Annual Report to shareholders:

    Report of Independent Auditors

    Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    Consolidated Balance Sheets at December 31, 2003 and 2002

    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

    Consolidated Statement of Stockholders' Equity and Comprehensive Income
    (Loss) for the years ended December 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements

    See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

2. Financial Statement Schedules: Certain schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
      Schedule II - A - Valuation and Qualifying Accounts
      Schedule II - B - Valuation and Qualifying Accounts

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

   10.11 Directors Deferred Stock Plan dated September 30, 2002 on Form 10-K filed with the Commission on March 28, 2003

   13 Certain portions of 2003 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Reinhold's 2003 Annual Report to shareholders is not deemed to be filed as a part of this report)

   21      Subsidiaries of the registrant

           1) Samuel Bingham Enterprises, Inc. (incorporated in Indiana)
           2) NP Aerospace Limited (organized under the laws of the United Kingdom)

   23      Consent of Independent Auditors

   31.1 Certification Of CEO Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

   31.2 Certification Of CFO Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

   32.1 Certification Of CEO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

   32.2 Certification Of CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002



    b)  REPORTS ON FORM 8-K

           NONE

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            REINHOLD INDUSTRIES, INC.
                                            Registrant



Date:    March 30, 2004                          By:/s/ Brett R. Meinsen
                                                        Brett R. Meinsen
                                                        Vice President -
                                                        Finance & Administration
                                                        (Principal Financial and
                                                             Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



           /s/ Michael T. Furry                              March 30, 2004
           Michael T. Furry- President and Director
           (Principal Executive Officer)


           /s/ Ralph R. Whitney, Jr.                         March 30, 2004
           Ralph R. Whitney, Jr.- Chairman


           /s/ Andrew McNally, IV                            March 30, 2004
           Andrew McNally, IV- Director



           /s/ Glenn Scolnik                                 March 30, 2004
           Glenn Scolnik- Director

           /s/ Thomas A. Brand                               March 30, 2004
           Thomas A. Brand- Director



           /s/ Richard A. Place                              March 30, 2004
           Richard A. Place- Director