Form 10-Q
period 2004-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2004-05-13
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________
                                                             --

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

Class A Common Stock, Par Value $.01 - 2,954,571 shares as of May 12, 2004.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                            PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Cash Flows                               5

Notes to Condensed Consolidated Financial Statements                          6


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      13

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    19


Item 4.

Controls and Procedures                                                       19


PART II - OTHER INFORMATION                                                   20

SIGNATURES                                                                    23

EXHIBITS                                                                      24

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                                March 31,
                                                          2004             2003
                                                          ----             ----

Net sales                                              $16,892          $16,375
Cost of goods sold                                      12,081           11,185
                                                        ------           ------

Gross profit                                             4,811            5,190
Selling, general and administrative expenses             2,986            2,759
                                                        ------           ------

Operating income                                         1,825            2,431
Interest income (expense), net                              13              (34)
                                                       -------          -------

Income before income taxes                               1,838            2,397
Income taxes                                               659              873
                                                        ------          -------

Net income                                             $ 1,179          $ 1,524
                                                        ======           ======


Basic earnings per share                               $ 0.40           $  0.52
Diluted earnings per share                             $ 0.37           $  0.50

Weighted average common shares outstanding - basic      2,939             2,926
Weighted average common shares outstanding - diluted    3,177             3,018


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)


                                           March 31, 2004     December 31, 2003
ASSETS
Current assets:
  Cash and cash equivalents                      $  5,302              $  6,172
  Accounts receivable                              10,309                 8,584
  Inventories                                       8,302                 7,472
  Other current assets                              2,716                 3,024
                                                  -------               -------
      Total current assets                         26,629                25,252

Property, plant and equipment, net                 12,752                12,664
Goodwill                                            3,786                 3,786
Deferred charges                                    1,934                 1,915
Other assets                                          154                   173
                                                  -------               -------
                                                 $ 45,255              $ 43,790
                                                   ======                ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $  4,778              $  3,414
  Accrued expenses                                  2,253                 3,881
  Current portion - long term debt                     71                   102
                                                   ------                ------
      Total current liabilities                     7,102                 7,397

Long-term pension liability                         6,978                 6,978
Long term debt - less current portion                  27                    30
Other long term liabilities                           319                   319
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                      -                     -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,952,222 and
           2,935,201 shares, respectively              29                    29
Additional paid-in capital                         28,723                28,303
Retained earnings                                   8,900                 7,721
Accumulated other comprehensive loss               (6,823)               (6,987)
                                                 --------              --------
Net stockholders' equity                           30,829                29,066
                                                   ------               -------
                                                 $ 45,255              $ 43,790
                                                   ======                ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                        2004               2003
                                                        ----               ----
Cash flow from operating activities:
  Net income                                          $1,179            $ 1,524
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                        460                428
    Additions to paid-in capital resulting from
     tax benefits                                        311                343
    Non-cash compensation                                 18                 18
 Changes in assets and liabilities:
      Accounts receivable                             (1,725)             1,991
      Inventories                                       (830)            (1,463)
      Other current assets                               308                291
      Accounts payable                                 1,364                124
      Accrued expenses                                (1,628)              (137)
      Other, net                                           -                 38
                                                       -----             ------
Net cash provided (used) by operating activities        (543)             3,157

Cash flows used in investing activities:
   Capital expenditures                                 (548)              (288)
                                                       -----              -----
Net cash used in investing activities                   (548)              (288)

Cash flows used in financing activities:
   Repayment of debt                                     (34)            (1,037)
   Proceeds from exercise of stock options                91                  8
                                                      ------             ------
Net cash provided/(used) by financing activities          57             (1,029)

Effect of exchange rate changes on cash                  164               (102)
                                                      ------              -----

Net increase (decrease) in cash and cash equivalents    (870)             1,738
Cash and cash equivalents, beginning of period         6,172              3,037
                                                       -----              -----
Cash and cash equivalents, end of period              $5,302            $ 4,775
                                                      ======             ======




See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three months ended March 31, 2004 and 2003 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

                                      March 31, 2004          December 31, 2003
--------------------------------------------------------------------------------
     Raw material                            $ 6,049                     $5,236
     Work-in-process                           1,867                      1,843
     Finished goods                              386                        393
--------------------------------------------------------------------------------
       Total                                 $ 8,302                     $7,472
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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):
                                                           Three Months Ended
                                                               March 31,
                                                        2004               2003
                                                        ----               ----

Net income                                           $ 1,179           $  1,524
                                                      ======            =======

Weighted average shares used in basic computation      2,939              2,926
Dilutive stock options                                   233                 89
Shares to be issued - Directors' Deferred Stock Plan       5                  3
                                                       -----             ------

  Weighted average shares used for diluted
   calculation                                         3,177              3,018
                                                       =====             ======

Stock options outstanding                                339                239
Range of exercise prices                        $5.63-$11.36        $5.63-$7.33

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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands except for per share data):

                                                   Three Months Ended March 31,
                                                            2004          2003
--------------------------------------------------------------------------------
Net income as reported                                    $1,179        $1,524

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects          (26)           (3)
--------------------------------------------------------------------------------
Net income, as adjusted                                   $1,153        $1,521
                                                          ======        ======

Earnings per share:
Basic - as reported                                         $0.40        $0.52
Basic - as adjusted                                         $0.39        $0.52

Diluted - as reported                                       $0.37        $0.50
Diluted - as adjusted                                       $0.36        $0.50


REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2004 and 2003 was a gain on foreign currency translation of $164,000 and a loss on foreign currency translation of $102,000, respectively.


INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of March 31, 2004, the Company was in compliance with all applicable covenants.

On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with Bank of America.

On March 21, 2003, the Company amended the LaSalle credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

On June 20, 2003 the Company amended the LaSalle credit facility to extend the termination date to June 20, 2004. The line of credit under the facility has been reduced from $10,000,000 to $8,000,000.

On June 19, 2003 the Company paid off the remaining outstanding balance pertaining to the LaSalle credit facility.

On October 31, 2003, the Company amended the LaSalle credit facility to extend the termination date to October 31, 2004.

   PENSION PLANS

The Company currently has four pension plans covering substantially all employees. The benefits paid under the pension plans generally are based on an employee's years of service and compensation during the last years of employment (as defined). Annual contributions made to the pension plans are determined in compliance with the minimum funding requirements of ERISA, using a different actuarial cost method and different actuarial assumptions than are used for determining pension expense for financial reporting purposes. Plan assets consist principally of publicly traded equity and debt securities.


   Net pension cost included the following (in thousands):

                                                   Three Months Ended March 31,
                                                        2004               2003
--------------------------------------------------------------------------------
 Service cost                                           $ 66               $ 54
 Interest cost on benefits earned in prior years         275                226
 Expected return on assets                              (246)              (203)
 Amortization of net obligation at transition              -                  -
 Amortization of net loss                                131                109
--------------------------------------------------------------------------------
 Net pension cost                                       $226               $186

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

                                      March 31, 2004             March 31, 2003
--------------------------------------------------------------------------------
Net sales
     Aerospace                              $  5,142                    $ 4,372
     CompositAir                               1,297                      1,756
     Commercial                                  777                        739
     NP Aerospace                              5,400                      5,096
     Bingham                                   4,276                      4,412
--------------------------------------------------------------------------------
Total sales                                 $ 16,892                    $16,375
                                             =======                    =======

Income (loss) before income taxes
     Aerospace                              $  1,542                    $ 1,388
     CompositAir                                 (15)                       252
     Commercial                                   65                          7
     NP Aerospace                                766                      1,173
     Bingham                                    (283)                      (166)
     Unallocated corporate expenses             (237)                      (257)
--------------------------------------------------------------------------------
Total income before income taxes            $  1,838                    $ 2,397
                                            ========                    =======


                                      March 31, 2004          December 31, 2003
--------------------------------------------------------------------------------
Total assets
     Aerospace                              $ 11,907                    $11,077
     CompositAir                               2,881                      2,635
     Commercial                                1,529                      1,598
     NP Aerospace                             12,367                     11,220
     Bingham                                   9,680                      9,763
     Unallocated corporate                     6,891                      7,497
--------------------------------------------------------------------------------
Total assets                                $ 45,255                    $43,790
                                            ========                    =======

LEGAL PROCEEDINGS

The Company has been informed that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). CERCLA imposes liability for the costs of responding to a release or threatened release of "hazardous substances" into the environment. CERCLA liability is imposed without regard to fault. PRPs under CERCLA include current owners and operators of the site, owners and operators at the time of disposal, as well as persons who arranged for disposal or treatment of hazardous substances sent to the site, or persons who accepted hazardous substances for transport to the site. Because PRPs' CERCLA liability to the government is joint and several, a PRP may be required to pay more than its proportional share of such costs. Liability among PRPs, however, is subject to equitable allocation through contribution actions.

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

                            REINHOLD INDUSTRIES, INC.

                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2004

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had foreign currency translation losses of approximately $563,000 and $727,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at March 31, 2004 and December 31, 2003, respectively.

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

Comparison of First Quarter 2004 to 2003

      In the first quarter of 2004, net sales increased $0.5 million, or 3%, to $16.9 million, compared to first quarter 2003 sales of $16.4 million. Sales in the Aerospace business unit increased by $0.8 million (18%) to $5.1 million due to increased shipments of components related to the National Missile Defense Program. Sales in the CompositAir business unit decreased by $0.5 million, or 26% to $1.3 million due to severe economic problems in the airline industry. Sales in the Commercial business unit were flat compared to the prior year. Sales at NP Aerospace increased $0.3 million (6%) to $5.4 million, however, $0.7 million was due to favorable currency conversion rates between the U.S. Dollar and the U.K. Pound Sterling. Sales for the Bingham business unit decreased by $0.1 million (3%) to $4.3 million due to soft market conditions.

      Gross profit margin in the first quarter decreased from 31.7% in 2003 to 28.5% in 2004. Gross profit margin for Aerospace decreased from 44.5% to 43.6% due to product mix. Gross profit margin for CompositAir decreased from 27.5% to 13.0% primarily due to an increase in unabsorbed overhead caused by the reduced sales volume. Gross profit margin for Commercial increased from 16.8% to 25.5% primarily due to better pricing and increased efficiencies. Gross profit margin for NP Aerospace decreased from 32.3% to 25.3% due to changes in product mix. Gross profit margin for Bingham decreased from 22.5% to 19.5% due to facility consolidation expenses and higher freight costs.

      Selling, general and administrative expenses for the first quarter 2004 were $3.0 million (17.7% of sales) compared to $2.8 million (16.8% of sales) for the same quarter of 2003. The increase is due to higher pension and compensation related costs. 2003 expenses also included currency exchange gains at NP Aerospace.

      Interest income, net in the first quarter of 2004 was $0.01 million compared to interest expense, net of $0.03 million in 2003 due to lower outstanding debt.

      Income before income taxes decreased to $1.8 million (10.9% of sales) in the first quarter of 2004 from $2.4 million (14.6% of sales) in the same period of 2003 due to unfavorable product mix and higher general and administrative expenses. Income before income taxes for Aerospace increased to $1.5 million (30.0% of sales) in 2004 compared to $1.4 million (31.7% of sales) in 2003 due to increased shipments of components related to the National Missile Defense Program and offsetting increases in cost of sales, selling, and general and administrative expenses. Income before income taxes for CompositAir decreased to break-even in 2004 compared to $0.3 million in 2003 due to lower sales volume. Income before income taxes for Commercial increased to $0.1 million (8.4% of sales) in 2004 from break-even in 2003 due to increased sales and reduced material costs. Income before income taxes for NP Aerospace decreased to $0.8 million (14.2% of sales) from $1.2 million (23.0% of sales) due to unfavorable product mix and higher general and administrative expenses. A loss before income taxes of $0.3 million (-6.6% of sales) was realized at Bingham in 2004 compared to $0.2 million (-3.8% of sales) in 2003 due to lower sales.

      A tax provision of $0.7 million was recorded in the first three months of 2004 as compared to $0.9 million in the first three months of 2003 due to reduced profitability. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $18.9 million. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. As more fully described in
Note 3 to the 2003 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2004, working capital was $19.5 million, up $1.6 million from December 31, 2003. Cash and cash equivalents of $5.3 million held at March 31, 2004 were $0.9 million lower than cash and cash equivalents held at December 31, 2003 due primarily to increased accounts receivable and inventory levels.

     Net cash used by operating activities totaled $0.5 million for the three months ended March 31, 2004. Net cash provided by operating activities totaled $3.2 million for the comparable period in 2003. The decrease over the prior period is due primarily to increases in account receivable due to timing of sales during the first quarter of 2004 and increased inventories needed to support anticipated higher second quarter 2004 shipments.


Management's Discussion and Analysis  (cont'd)
Net cash used in investing activities for the three months ended March 31, 2004 totaled $0.5 million and consisted of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2003 totaled $0.3 million and consisted of capital expenditures.

     Net cash provided in financing activities for the three months ended March 31, 2004 totaled $0.1 million and consisted primarily of proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2003 totaled $1.0 million and consisted primarily of repayments on the line of credit.

      Expenditures in 2004 and 2003 related to investing and financing activities were financed by existing cash and cash equivalents. On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, outstanding debt, minimum net worth and limits on capital expenditures. As of March 31, 2003, the Company was in compliance with all applicable covenants.

     On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with Bank of America.

     On March 21, 2003, the Company amended the LaSalle credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

      On June 20, 2003 the Company amended the LaSalle credit facility to extend the termination date to June 20, 2004. The line of credit under the facility has been reduced from $10,000,000 to $8,000,000.

      On June 19, 2003 the Company paid off the remaining outstanding balance pertaining to the LaSalle credit facility.

      On October 31, 2003, the Company amended the LaSalle credit facility to extend the termination date to October 31, 2004.

     Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least March 31, 2005.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There are no material changes to the disclosures made in the Annual Report on Form 10-K for the year ended December 31, 2003.



Item 4.   Controls and Procedures

      (a)  Evaluation of Disclosure Controls and Procedures

           As of March 31, 2004, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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


DATE: May 12, 2004

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                                 Treasurer and Secretary
                                                (Principal Financial Officer)