Form 10-Q
period 2004-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2004-08-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2004

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

Class A Common Stock, Par Value $.01 - 2,961,336 shares as of August 10, 2004.

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

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                               June 30,
                                                        2004               2003
                                                        ----               ----

Net sales                                            $19,534            $17,703
Cost of goods sold                                    13,532             11,643
                                                      ------             ------

Gross profit                                           6,002              6,060
Selling, general and administrative expenses           3,534              3,122
                                                      ------             ------

Operating income                                       2,468              2,938
Interest income, net                                      21                 11
                                                     -------              -----

Income before income taxes                             2,489              2,949
Income taxes                                             803              1,069
                                                      ------             ------

Net income                                           $ 1,686            $ 1,880
                                                      ======             ======


Basic earnings per share                             $  0.57            $  0.64
Diluted earnings per share                           $  0.53            $  0.61

Weighted average common shares outstanding - basic     2,954              2,926
Weighted average common shares outstanding - diluted   3,186              3,083


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                        2004               2003
                                                        ----               ----

Net sales                                            $36,426            $34,078
Cost of goods sold                                    25,613             22,828
                                                      ------             ------

Gross profit                                          10,813             11,250
Selling, general and administrative expenses           6,520              5,881
                                                      ------             ------

Operating income                                       4,293              5,369
Interest (expense) income, net                            34                (23)
                                                      ------            -------

Income before income taxes                             4,327              5,346
Income taxes                                           1,462              1,942
                                                      ------             ------

Net income                                           $ 2,865            $ 3,404
                                                      ======            =======


Basic earnings per share                             $  0.97            $  1.16
Diluted earnings per share                           $  0.90            $  1.11

Weighted average common shares outstanding - basic     2,947              2,927
Weighted average common shares outstanding - diluted   3,180              3,062


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


(Unaudited)
                                          June 30, 2004       December 31, 2003
ASSETS
Current assets:
  Cash and cash equivalents                     $ 9,039                 $ 6,172
  Accounts receivable                             9,779                   8,584
  Inventories                                     8,811                   7,472
  Other current assets                            2,668                   3,024
                                                -------                 -------
      Total current assets                       30,297                  25,252

Property, plant and equipment, net               12,526                  12,664
Goodwill                                          3,786                   3,786
Deferred charges                                  1,930                   1,915
Other assets                                        154                     173
                                                -------                 -------
                                                $48,693                 $43,790
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $ 5,049                 $ 3,414
  Accrued expenses                                3,532                   3,881
  Current portion - long term debt                   67                     102
                                                 ------                     ---
      Total current liabilities                   8,648                   7,397

Long-term pension liability                       6,978                   6,978
Long term debt - less current portion                 -                      30
Other long term liabilities                         315                     319
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                    -                       -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 2,956,944 shares
         and 2,935,201 shares, respectively          29                      29
Additional paid-in capital                       28,939                  28,303
Retained earnings                                10,586                   7,721
Accumulated other comprehensive loss             (6,802)                 (6,987)
                                                -------                --------
Net stockholders' equity                         32,752                  29,066
                                                 ------                 -------
                                                $48,693                 $43,790
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                        2004               2003
                                                        ----               ----
Cash flow from operating activities:
  Net income                                         $ 2,865            $ 3,404
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                         915                846
    Additions to paid-in capital resulting from
      tax benefits                                       475                863
    Non-cash compensation                                 54                 36
Changes in assets and liabilities:
      Accounts receivable                             (1,195)             2,020
      Inventories                                     (1,339)            (2,049)
      Other current assets                               356                509
      Accounts payable                                 1,635                (95)
      Accrued expenses                                  (349)                623
      Other, net                                           -                 66
                                                      ------             ------
Net cash provided by operating activities              3,417              6,223

Cash flows used in investing activities:
      Capital expenditures                              (734)              (864)
                                                       -----              -----
Net cash used in investing activities                   (734)              (864)

Cash flows used in financing activities:
   Dividends paid                                          -                 (9)
   Repayments on line of credit                            -             (3,000)
   Proceeds from exercise of stock options               107                  8
   Repayment of long-term debt                           (65)               (75)
                                                        ----            -------
Net cash provided by (used in) financing activities       42             (3,076)

Effect of exchange rate changes on cash                  142                162
                                                       -----             ------

Net increase (decrease) in cash and cash equivalents   2,867              2,445
Cash and cash equivalents, beginning of period         6,172              3,037
                                                       -----             ------
Cash and cash equivalents, end of period             $ 9,039            $ 5,482
                                                      ======             ======




See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and six months ended June 30, 2004 and 2003 are unaudited. The financial statements consolidate the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

Notes to Condensed Consolidated Financial Statements (Continued)

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

                                      June 30, 2004           December 31, 2003
--------------------------------------------------------------------------------
     Raw material                            $6,476                      5,236
     Work-in-process                          1,864                      1,843
     Finished goods                             471                        393
--------------------------------------------------------------------------------
       Total                               $  8,811                      7,472

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):


                                         Three Months Ended                  Six Months Ended
                                              June 30,                          June 30,
                                        2004           2003               2004             2003
                                  -------------------------------------------------------------
Net income                            $1,686         $1,880              $2,865         $ 3,404
                                      ======         ======              ======         =======

Weighted average shares used
 in basic computation                  2,954          2,926               2,947           2,927
Dilutive effect of stock options         226            152                 228             133
Other dilutive shares                      6              5                   5               2
                                       -----          -----               -----           -----

Weighted average shares used
 for diluted calculation               3,186          3,083               3,180           3,062
                                       =====          =====               =====           =====

Stock options outstanding                336            365                 336             365
Range of exercise price         $5.63-$11.36   $5.63-$11.36        $5.63-$11.36    $5.63-$11.36


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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123 (in thousands except for per share data):

                                                                 Three Months           Six Months
                                                                Ended June 30,        Ended June 30,
                                                               2004        2003      2004        2003
-----------------------------------------------------------------------------------------------------
Net income as reported                                       $1,686      $1,880    $2,865      $3,404

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects             (27)        (53)      (53)        (56)
-----------------------------------------------------------------------------------------------------
Net income, as adjusted                                      $1,659      $1,827    $2,812      $3,348
                                                             ======      ======    ======      ======
Earnings per share:
Basic - as reported                                          $ 0.57      $ 0.64     $0.97      $ 1.16
Basic - as adjusted                                          $ 0.56      $ 0.62     $0.95      $ 1.14

Diluted - as reported                                        $ 0.53      $ 0.61     $0.90      $ 1.11
Diluted - as adjusted                                        $ 0.52      $ 0.59     $0.88      $ 1.09



REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard SFAS No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended June 30, 2004 and 2003 was a gain on foreign currency translation of $21,000 and $264,000, respectively. The difference between net income and total comprehensive income during the six months ended June 30, 2004 and 2003 was a gain on foreign currency translation of $185,000 and $162,000, respectively.

INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of June 30, 2004, the Company was in compliance with all applicable covenants.

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


Net pension cost included the following (in thousands):
                                                                Three Months              Six Months
                                                               Ended June 30,           Ended June 30,
                                                           2004            2003       2004         2003
-------------------------------------------------------------------------------------------------------
Service cost                                               $ 64            $ 54        $130        $108
 Interest cost on benefits earned in prior years            270             226         545         452
 Expected return on assets                                 (242)           (203)       (488)       (406)
 Amortization of net obligation at transition                 1               -           1           -
 Amortization of net loss                                   129             109         260         218
-------------------------------------------------------------------------------------------------------
 Net pension cost                                          $222            $186        $448        $372


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

Notes to Condensed Consolidated Financial Statements (Continued)

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


                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                        2004           2003                  2004           2003
----------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                      $  5,395        $ 6,355               $10,538        $10,727
     CompositAir                                       1,130          1,519                 2,427          3,275
     Commercial                                          794            832                 1,570          1,571
     NP Aerospace                                      8,212          4,820                13,612          9,916
     Bingham                                           4,003          4,177                 8,279          8,589
----------------------------------------------------------------------------------------------------------------
Total sales                                          $19,534        $17,703               $36,426        $34,078
----------------------------------------------------------------------------------------------------------------

Income before income taxes
     Aerospace                                       $ 1,663        $ 2,091               $ 3,205        $ 3,479
     CompositAir                                        (140)           145                  (155)           397
     Commercial                                          108             27                   173             34
     NP Aerospace                                      1,924          1,107                 2,690          2,280
     Bingham                                            (389)          (151)                 (672)          (317)
     Unallocated corporate expenses                     (677)          (270)                 (914)          (527)
----------------------------------------------------------------------------------------------------------------
Total income before income taxes                     $ 2,489        $ 2,949               $ 4,327        $ 5,346

                                                              June 30, 2004                    December 31, 2003
----------------------------------------------------------------------------------------------------------------
Total assets
     Aerospace                                                      $12,391                            $  11,077
     CompositAir                                                      2,450                                2,635
     Commercial                                                       1,575                                1,598
     NP Aerospace                                                    14,877                               11,220
     Bingham                                                          9,802                                9,763
     Unallocated corporate                                            7,598                                7,497
----------------------------------------------------------------------------------------------------------------
Total assets                                                        $48,693                              $43,790



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

                                  June 30, 2004

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $542,000 and $727,000 that were included as part of "accumulated other comprehensive loss" within our balance sheets at June 30, 2004 and December 31, 2003, respectively.

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

Comparison of Second Quarter 2004 to 2003

      In the second quarter of 2004, net sales increased by $1.8 million, or 10% to $19.5 million compared to second quarter 2003 sales of $17.7 million. Sales in the Aerospace business unit decreased by $1.0 million (15%) to $5.4 million due to decreased shipments of components related to the Minuteman III Propulsion Replacement Program. Sales in the CompositAir business unit declined by $0.4 million (26%) to $1.1 million due to severe economic problems in the airline industry. Commercial sales were flat at $0.8 million. Sales at NP Aerospace increased by $3.4 million (70%) to $8.2 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense. Sales for the Bingham business unit decreased by $0.2 million (4%) to $4.0 million.

      Gross profit margin in the second quarter decreased from 34% in 2003 to 31% in 2004. Gross profit margin for Aerospace increased from 45% to 46% due to product mix. Gross profit margin for CompositAir decreased from 25% to 8% due to reduced sales volume. Gross profit margin for Commercial increased from 21% to 31% due primarily to increased selling prices. Gross profit margin for NP Aerospace decreased from 34% to 31% due to changes in product mix. Gross profit margin for Bingham decreased from 24% to 16% due primarily to higher overhead expenses.

      Selling, general and administrative expenses for the second quarter 2004 were $3.5 million (18% of sales) compared to $3.1 million (18% of sales) for the same quarter of 2003. The increase is due to professional costs associated with identifying and exploring strategic alternatives for the Company.

      Interest income, net of $0.02 million was realized in the second quarter of 2004 compared to interest income, net of $0.01 million in the second quarter of 2003.

      Income before income taxes decreased to $2.5 million (13% of sales) in the second quarter of 2004 from $2.9 million (17% of sales) in the same period of 2003 due to lower gross profit margins and higher selling, general and administrative expenses. Income before income taxes for Aerospace was $1.7 million (31% of sales) in 2004 compared to $2.1 million (33% of sales) in 2003 due to decreased shipments of components related to the Minuteman III Propulsion Replacement Program. Income before income taxes for CompositAir decreased in 2004 to a loss of $0.14 million (-12% of sales) from income of $0.15 million (10% of sales) in 2003 due to reduced sales caused by severe economic problems in the airline industry. Income before income taxes for Commercial rose to $0.1 million (14% of sales) from $0.03 million (3% of sales) due primarily to higher selling prices. Income before income taxes for NP Aerospace increased to $1.9 million (23% of sales) from $1.1 million (23% of sales) due to increased sales. Bingham incurred a loss before income taxes of $0.39 million (-10% of sales) in 2004 compared to a loss of $0.15 million (-4% of sales) in 2003 due primarily to higher overhead costs.

      A tax provision of $0.8 million was recorded in the second quarter of 2004 compared to $1.1 million in the second quarter of 2003. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Comparison of Six Months 2004 to 2003

      In the first six months of 2004, net sales increased $2.3 million, or 7%, to $36.4 million, compared to 2003 sales of $34.1 million. Sales in the Aerospace business unit decreased by $0.2 million (2%) to $10.5 million. Sales in the CompositAir business unit declined by $0.8 million (26%) to $2.4 million due to severe economic problems in the airline industry. Sales in the Commercial business unit were flat at $1.6 million. Sales at NP Aerospace rose $3.7 million (37%) to $13.6 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense. Sales for the Bingham business unit decreased by $0.3 million (4%) to $8.3 million due to soft market conditions.

      Gross profit margin in the first six months decreased from 33% in 2003 to 30% in 2004. Gross profit margin for Aerospace was flat at 45%. Gross profit margin for CompositAir decreased from 26% to 11% due to reduced sales volume. Gross profit margin for Commercial rose from 19% to 28% due primarily to higher selling prices. Gross profit margin for NP Aerospace decreased from 33% to 29% due to changes in product mix. Gross profit margin for Bingham declined from 23% to 18% due to higher overhead expenses.

      Selling, general and administrative expenses for the first six months of 2004 were $6.5 million (18% of sales) compared to $5.9 million (17% of sales) for the first six months of 2003. The increase is due to professional costs associated with identifying and exploring strategic alternatives for the Company.

      Interest income, net in the first six months of 2004 was $0.03 million compared with interest expense, net in 2003 of $0.02 million in 2003 due to lower outstanding debt.

Income before income taxes decreased to $4.3 million (12% of sales) in the first six months of 2004 from $5.3 million (16% of sales) in the same period of 2003 due to lower gross profit margins and higher selling, general and administrative expenses. Income before income taxes for Aerospace was $3.2 million (30% of sales) in 2004 compared to $3.5 million (32% of sales) in 2003 due to higher allocated selling, general and administrative expenses. CompositAir sustained a loss before income taxes in 2004 of $0.15 million (-6% of sales) compared to income before income taxes of $0.4 million (12% of sales) in 2003 due to reduced sales caused by severe economic problems in the airline industry. Income before income taxes for Commercial increased to $0.17 million (11% of sales) from $0.03 million (2% of sales) due primarily to higher selling prices. Income before income taxes for NP Aerospace rose to $2.7 million (20% of sales) from $2.3 million (23% of sales) due to increased sales. The loss before income taxes for Bingham increased to $0.7 million (-8% of sales) from $0.3 million (-3% of sales) due to generally poor economic conditions and higher overhead costs.

      A tax provision of $1.5 million was recorded in the first six months of 2004 as compared to $1.9 million in the first six months of 2003. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

Liquidity and Capital Resources

      As of June 30, 2004, working capital was $21.6 million, up $3.8 million from December 31, 2003. Cash and cash equivalents of $9.0 million held at June 30, 2004 were $2.8 million higher than cash and cash equivalents held at December 31, 2003 due to the increased profitability of the Company.

     Net cash provided by operating activities totaled $3.4 million for the six months ended June 30, 2004. Net cash provided by operating activities totaled $6.2 million for the comparable period in 2003. The decrease compared to the prior period is due primarily to increases in account receivable due to higher sales during the second quarter of 2004.

      Net cash used in investing activities for the six months ended June 30, 2004 totaled $0.7 million and consisted of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2003 totaled $0.9 million and also consisted of capital expenditures.

      Net cash provided by financing activities for the six months ended June 30, 2004 totaled $0.04 million, consisting of $0.1 million in proceeds from the exercise of stock options and $0.06 million of long-term debt repayment. Net cash used in financing activities for the six months ended June 30, 2003 totaled $3.1 million and consisted of repayment of the $3.0 million line of credit and repayment of long-term debt of $0.1 million.

Expenditures in 2004 and 2003 related to investing and financing activities were financed by existing cash and cash equivalents.

      On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of June 30, 2004, the Company was in compliance with all applicable covenants.

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

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least June 30, 2005.

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



Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           As of June 30, 2004, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

Item 4.    Results of Votes of Security Holders

           On May 6, 2004, the Annual Meeting of Stockholders of the Corporation was convened at its offices in Santa Fe Springs, CA. for the following purposes:
            1) To elect six members of the Board of Directors for Class A Common
                Stockholders

           Results of the voting for election of directors were as follows:

           NAME                                 FOR                    WITHHELD
           ----                                 ---                    --------
           RALPH R. WHITNEY, JR.            2,434,738                   222,140
           ANDREW McNALLY, IV               2,434,738                   222,140
           MICHAEL T. FURRY                 2,494,301                   162,577
           GLENN SCOLNIK                    2,494,310                   162,568
           THOMAS A. BRAND                  2,581,195                    75,683
           RICHARD A. PLACE                 2,586,424                    70,454



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



           b. Reports on Form 8-K

               Form 8-K was filed on May 6, 2004 announcing first quarter financial results for the company under Item 12 - Results of Operations and Financial Condition.

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


DATE: August 12, 2004

                            By: /S/ Brett R. Meinsen
                                    Brett R. Meinsen
                                    Vice President - Finance and Administration,
                                                     Treasurer and Secretary
                                                   (Principal Financial Officer)