Form 10-Q
period 2004-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2004-11-08
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2004


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

Class A Common Stock, Par Value $.01 - 3,194,678 shares as of November 1, 2004.

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

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                              September 30,
                                                         2004              2003
                                                         ----              ----

Net sales                                             $13,841           $11,988
Cost of goods sold                                      9,114             7,815
                                                        -----             -----

Gross profit                                            4,727             4,173
Selling, general and administrative expenses            2,386             1,969
                                                        -----             -----

Operating income                                        2,341             2,204
Interest income, net                                       58                14
                                                        -----             -----

Income before income taxes                              2,399             2,218
Income tax expense                                        820               784
                                                       ------           -------

Income from continuing operations                       1,579             1,434
                                                       ------            ------

Discontinued operations:
      Loss from operations of discontinued
         component                                     (4,528)             (347)
      Income tax benefit                                1,195               124
                                                       ------           -------

Loss on discontinued operations                        (3,333)             (223)
                                                       ------           -------

Net income (loss)                                    ($ 1,754)          $ 1,211
                                                      =======          ========


Basic earnings per share - continuing operations      $  0.52           $  0.49
Diluted earnings per share - continuing operations    $  0.50           $  0.46

Basic (loss) per share - discontinued operations     ($  1.10)         ($  0.08)
Diluted (loss) per share - discontinued operations   ($  1.10)         ($  0.08)

Basic earnings (loss) per share                      ($  0.58)          $  0.41
Diluted earnings (loss) per share                    ($  0.58)          $  0.39

Weighted average common shares outstanding - basic      3,046             2,930
Weighted average common shares outstanding - diluted    3,181             3,144

Dividends per common share                            $  0.50           $  0.00

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                         2004              2003
                                                         ----              ----

Net sales                                             $41,988           $37,477
Cost of goods sold                                     27,927            24,050
                                                       ------            ------

Gross profit                                           14,061            13,427
Selling, general and administrative expenses            6,755             5,578
                                                        -----             -----

Operating income                                        7,306             7,849
Interest income, net                                       92                32
                                                       ------             -----

Income before income taxes                              7,398             7,881
Income tax expense                                      2,574             2,839
                                                       ------           -------

Income from continuing operations                       4,824             5,042
                                                       ------           -------

Discontinued operations:
      Loss from operations of discontinued
         component                                     (5,200)             (664)
      Income tax benefit                                1,487               237
                                                       ------           -------

Loss on discontinued operations                        (3,713)             (427)
                                                      -------           -------

Net income                                            $ 1,111           $ 4,615
                                                      =======          ========


Basic earnings per share - continuing operations      $  1.62           $  1.72
Diluted earnings per share - continuing operations    $  1.57           $  1.63

Basic (loss) per share - discontinued operations     ($  1.25)         ($  0.14)
Diluted (loss) per share - discontinued operations   ($  1.25)         ($  0.14)

Basic earnings per share                              $  0.37           $  1.58
Diluted earnings per share                            $  0.36           $  1.49

Weighted average common shares outstanding - basic      2,979             2,927
Weighted average common shares outstanding - diluted    3,079             3,094

Dividends per common share                            $  0.50           $  0.00


See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                  (Unaudited)


                                         September 30, 2004   December 31, 2003
ASSETS
Current assets:
  Cash and cash equivalents                       $  12,331            $  6,172
  Accounts receivable                                 6,873               8,584
  Inventories                                         9,514               7,472
  Other current assets                                2,448               3,024
                                                    -------             -------
      Total current assets                           31,166              25,252

Property, plant and equipment, net                    9,124              12,664
Goodwill                                              2,521               3,786
Deferred Charges                                      1,930               1,915
Other assets                                            154                 173
                                                    -------            --------
                                                   $ 44,895            $ 43,790
                                                     ======              ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  4,152            $  3,414
  Accrued expenses                                    3,139               3,881
  Current portion - long term debt                       47                 102
                                                     ------              ------
      Total current liabilities                       7,338               7,397

Long-term pension liability                           6,978               6,978
Long term debt - less current portion                     -                  30
Other long term liabilities                             311                 319
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                        -                   -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,194,678 shares
         and 2,935,201 shares, respectively              32                  29
Additional paid-in capital                           29,981              28,303
Retained earnings                                     7,235               7,721
Accumulated other comprehensive loss                 (6,980)             (6,987)
                                                   --------            --------
Net stockholders' equity                             30,268              29,066
                                                     ------             -------
                                                   $ 44,895            $ 43,790
                                                     ======              ======

See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                              2004         2003
                                                              ----         ----
Cash flow from operating activities:
  Income from continuing operations                        $ 4,824      $ 5,042
Adjustments to reconcile income from continuing
 operations to net cash provided by operating activities:
    Depreciation                                             1,043          937
    Additions to paid-in capital resulting from tax
      benefits                                                  90        1,180
    Non-cash compensation                                       54           36
    Changes in assets and liabilities:
      Accounts receivable                                    1,596        1,024
      Inventories                                           (1,944)      (2,173)
      Other current assets                                     683         (514)
      Accounts payable                                         820            5
      Accrued expenses                                          62          648
      Other, net                                                (8)          44
                                                          --------      -------
Net cash provided by operating activities                    7,220        6,229

Cash flows used in investing activities:
      Capital expenditures                                    (566)      (1,926)
                                                             -----      -------
Net cash used in investing activities                         (566)      (1,926)

Cash flows used in financing activities:
   Dividends paid                                           (1,597)          (9)
   Proceeds from exercise of stock options                   1,534           33
   Repayment of long-term debt                                 (85)        (102)
                                                              ----       ------
Net cash used in financing activities                         (148)         (78)

Effect of exchange rate changes on cash                         (7)         205
                                                            ------       ------

Cash flows used in discontinued operations                    (340)      (3,309)
                                                             -----       ------

Net increase in cash and cash equivalents                    6,159        1,121
Cash and cash equivalents, beginning of period               6,172        3,037
                                                             -----      -------
Cash and cash equivalents, end of period                   $12,331      $ 4,158
                                                           =======      =======



See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and nine months ended September 30, 2004 and 2003 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

                                 September 30, 2004           December 31, 2003
--------------------------------------------------------------------------------
     Raw material                           $ 7,303                       5,236
     Work-in-process                          1,711                       1,843
     Finished goods                             500                         393
-------------------------------------------------------------------------------
       Total                               $  9,514                       7,472

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                    Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                    2004         2003         2004         2003
                                  ---------------------------------------------

Income from continuing operations $1,579       $1,434       $4,824      $ 5,042
                                  ======       ======       ======      =======

Net income (loss)                ($1,754)      $1,211       $1,111      $ 4,615
                                 =======       ======       ======      =======

Weighted average shares used
 in basic computation              3,046        2,930        2,979        2,927
Dilutive effect of stock options     128          210           94          164
Other dilutive shares                  7            4            6            3
                                  ------        -----        -----        -----
Weighted average shares used
  for diluted calculation          3,181        3,144        3,079        3,094
                                   =====        =====        =====        =====
Stock options outstanding             99          355           99          355
Range of exercise price     $5.63-$11.36 $5.63-$11.36 $5.63-$11.36 $5.63-$11.36

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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                                Three Months          Nine Months
                                                                Ended Sept 30,      Ended Sept 30,
                                                               2004        2003    2004       2003
----------------------------------------------------------------------------------------------------
Net income (loss) as reported                               ($1,754)     $1,211  $1,111     $4,615
----------------------------------------------------------------------------------------------------

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects             (26)        (31)    (79)       (87)
-----------------------------------------------------------------------------------------------------
Net income (loss), as adjusted                              ($1,780)     $1,180  $1,032     $4,528
                                                            =======      ======  ======     ======

Earnings (loss) per share:
-----------------------------------------------------------------------------------------------------
Basic - as reported                                         ($ 0.58)     $ 0.41  $ 0.37     $ 1.58
Basic - as adjusted                                         ($ 0.58)     $ 0.40  $ 0.35     $ 1.55

Diluted - as reported                                       ($ 0.58)     $ 0.39  $ 0.36     $ 1.49
Diluted - as adjusted                                       ($ 0.58)     $ 0.38  $ 0.34     $ 1.46


REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2004 and 2003 was a loss on foreign currency translation of $178,000 and a gain of $43,000, respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2004 and 2003 was a loss on foreign currency translation of $7,000 and a gain of $205,000, respectively.


INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of September 30, 2004, the Company was in compliance with all applicable covenants.

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

On October 20, 2004, the Company amended the LaSalle credit facility to extend the termination date to April 30, 2005.


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

   Net pension cost included the following (in thousands):
                                                   Three Months    Nine Months
                                                 Ended Sept 30,   Ended Sept30,
                                                   2004    2003    2004    2003
--------------------------------------------------------------------------------
Service cost                                        $79     $69    $209    $177
 Interest cost on benefits earned in prior years    327     287     872     739
 Expected return on assets                         (294)   (257)   (782)   (663)
 Amortization of net obligation at transition         -       1       1       1
 Amortization of net loss                           157     136     417     354
--------------------------------------------------------------------------------
 Net pension cost                                  $269    $236    $717    $608

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

DISCONTINUED OPERATIONS

During the three months ended September 30, 2004, management committed to a plan of action to sell its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. Management believes that a sale can be completed prior to December 31, 2004. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " had been met. Accordingly, the carrying value of its fixed assets and goodwill was adjusted to its fair value less costs to sell, amounting to $2.9 million. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $4.3 million impairment charge was included in "Loss from operations of discontinued component" in the statement of operations.

Assets held for sale included in the consolidated balance sheet as of September 30, 2004 and December 31, 2003 are as follows:

                                         September 30, 2004   December 31, 2003
--------------------------------------------------------------------------------
Accounts receivable                                  $2,082              $2,197
Inventory                                             1,543               1,445
Prepaid expenses                                        303                 230
Property, plant and equipment, net of impairment        933               4,010
Other assets, net of impairment                         149               1,418
Accounts payable                                       (747)               (829)
Accrued expenses                                       (426)               (338)
Long-term pension liability                            (987)               (987)
--------------------------------------------------------------------------------
Net assets held for sale                             $2,850              $7,146

 Operating results of the discontinued operations for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:
                                         Three Months             Nine Months
                                        Ended Sept 30,           Ended Sept30,
                                       2004       2003         2004        2003
--------------------------------------------------------------------------------
Net sales                            $3,901     $3,878      $12,180     $12,467
--------------------------------------------------------------------------------
 Loss from operations                  (198)      (347)        (870)       (664)
 Impairment loss                     (4,330)         -       (4,330)          -
 Tax benefit                          1,195        124        1,487         237
--------------------------------------------------------------------------------
 Loss on discontinued operations    ($3,333)   ($  223)    ($ 3,713)   ($   427)

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications primarily in the United States and Europe. The Company generates revenues from four operating segments:
Aerospace, CompositAir, Commercial and NP Aerospace. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace, our subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft.

Due to the status of the Bingham business unit as a discontinued operation, historical segment data has been removed from the presentation.

The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).

                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                        2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                      $  5,705        $ 5,571              $ 16,242       $ 16,298
     CompositAir                                       1,154            778                 3,581          4,053
     Commercial                                          885          1,004                 2,456          2,575
     NP Aerospace                                      6,097          4,635                19,709         14,551
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                         $ 13,841       $ 11,988              $ 41,988       $ 37,477
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes from continuing
   operations
     Aerospace                                      $  1,825       $  1,709              $  5,030       $  5,188
     CompositAir                                        (205)          (128)                 (360)           269
     Commercial                                           97             (1)                  270             33
     NP Aerospace                                        964            878                 3,654          3,158
     Unallocated corporate expenses                     (282)          (240)               (1,196)          (767)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes
     from continuing operations                     $  2,399       $  2,218              $  7,398       $  7,881
------------------------------------------------------------------------------------------------------------------------------------

                                       September 30, 2004     December 31, 2003
--------------------------------------------------------------------------------
Total assets
     Aerospace                                    $11,504               $11,077
     CompositAir                                    2,425                 2,635
     Commercial                                     1,552                 1,598
     NP Aerospace                                  14,420                11,220
     Unallocated corporate                          9,984                 7,960
     Assets held for sale                           5,010                 9,300
-------------------------------------------------------------------------------
Total assets                                      $44,895               $43,790


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

                               September 30, 2004

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation losses of approximately $734,000 and $727,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at September 30, 2004 and December 31, 2003, respectively.

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

Comparison of Third Quarter 2004 to 2003

      In the third quarter of 2004, net sales increased $1.8 million (15%) to $13.8 million, compared to third quarter 2003 sales of $12.0 million. Sales in the Aerospace business unit increased by $0.1 million (2%) to $5.7 million. Sales increased by $0.4 million (48%) in the CompositAir business unit to $1.2 million compared with the third quarter of 2003, in which the slowdown in the airline industry heavily impacted the division. Sales decreased $0.1 million (12%) to $0.9 million in the Commercial business unit due to lower shipments of pool filter tanks and heater covers, in-ground lighting housings and production tooling. Sales at NP Aerospace increased by $1.5 million (32%) to $6.1 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense.

      Gross profit margin in the third quarter was unchanged at 34%. Gross profit margin for Aerospace increased from 44% to 47% due to changes in product mix. Gross profit margin for CompositAir increased from 4% to 10% due to higher sales volume. Gross profit margin for Commercial increased from 15% to 29% due primarily to increased selling prices. Gross profit margin for NP Aerospace decreased from 33% to 28% due to changes in product mix.

      Selling, general and administrative expenses for the third quarter 2004 were $2.4 million (17% of sales) compared to $2.0 million (16% of sales) for the same quarter of 2003. The increase is primarily due to increased compensation costs.

      Interest income, net of $0.06 million was realized in the third quarter of 2004 compared to interest income, net of $0.01 million in the third quarter of 2003 due to higher cash balances.

      Income before income taxes increased to $2.4 million (17% of sales) in the third quarter of 2004 from $2.2 million (18% of sales) in the same period of 2003. Income before income taxes for Aerospace was $1.8 million (32% of sales) in 2004 compared to $1.7 million (31% of sales) in 2003 due to changes in product mix. A loss before income taxes was realized for CompositAir in the third quarter of 2004 of $0.2 million (-18% of sales) compared to $0.1 million (-16% of sales) in 2003 due to the elimination of technology transfer fee income. Income before income taxes for Commercial increased to $0.1 million (11% of sales) compared to breakeven in 2003. Income before income taxes for NP Aerospace increased to $1.0 million (16% of sales) from $0.9 million (19% of sales) due to higher sales of lower gross margin products.

      A tax provision of $820,000 was recorded in the third quarter of 2004 as compared to $784,000 in the third quarter of 2003. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      Loss on discontinued operations, net of income tax benefit, increased to $3.3 million in the third quarter of 2004 compared to $0.2 million in 2003 due primarily to the $4.3 million impairment loss related to fixed assets and goodwill.

Comparison of Nine Months 2004 to 2003

      In the first nine months of 2004, net sales increased $4.5 million, or 12%, to $42.0 million, compared to 2003 sales of $37.5 million. Sales in the Aerospace business unit decreased by $0.1 million (0.3%) to $16.2 million. Sales in the CompositAir business unit decreased $0.5 million (12%) to $3.6 million due to an industry slowdown. Sales decreased $0.1 million (5%) to $2.5 million in the Commercial business unit due to decreased shipments of pool filter tanks and heater covers and in-ground lighting housings. Sales at NP Aerospace increased $5.2 million (35%) to $19.7 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense.

      Gross profit margin in the first nine months decreased from 36% in 2003 to 33% in 2004. Gross profit margin for Aerospace increased from 45% to 46% for the first nine months of 2004. Gross profit margin for CompositAir decreased from 22% to 10% due to reduced sales volume. Gross profit margin for Commercial increased from 17% to 29% due primarily to higher selling prices. Gross profit margin for NP Aerospace decreased from 33% to 28% due to changes in product mix.

      Selling, general and administrative expenses for the first nine months of 2004 were $6.8 million (16% of sales) compared to $5.6 million (15% of sales) for the first nine months of 2003. The increase is due primarily to higher pension and other compensation expenses.

      Interest income, net, in the first nine months of 2004 increased by $0.1 million due to lower outstanding debt.

      Income before income taxes decreased to $7.4 million (18% of sales) in the first nine months of 2004 from $7.9 million (21% of sales) in the same period of 2003. Income before income taxes for Aerospace was $5.0 million (31% of sales) in 2004 compared to $5.2 million (32% of sales) in 2003. CompositAir sustained a loss before income taxes in the first nine months of 2004 of $0.4 million (-10% of sales) compared to income before income taxes of $0.3 million (7% of sales) in 2003 due to reduced sales caused by severe economic problems in the airline industry. Income before income taxes for Commercial increased to $0.3 million (11% of sales) in the first nine months of 2004 from breakeven in 2003 due primarily to higher selling prices. Income before income taxes for NP Aerospace increased to $3.7 million (19% of sales) from $3.2 million (22% of sales) due to increased sales.

      A tax provision of $2.6 million was recorded in the first nine months of 2004 as compared to $2.8 million in the first nine months of 2003. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      Loss on discontinued operations, net of income tax benefit, increased to $3.7 million in the first nine months of 2004 compared to $0.4 million in 2003 due primarily to the $4.3 million impairment loss related to fixed assets and goodwill recorded in the third quarter 2004.

      At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $20.7 million. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. As more fully described in
Note 3 to the 2003 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of September 30, 2004, working capital was $23.8 million, up $6.0 million from December 31, 2003. Cash and cash equivalents of $12.3 million held at September 30, 2004 were $6.2 million higher than cash and cash equivalents held at December 31, 2003 primarily due to the increased profitability of the Company.

      Net cash provided by operating activities totaled $7.2 million for the nine months ended September 30, 2004. Net cash provided by operating activities totaled $6.2 million for the comparable period in 2003. The increase over the prior period is due to improved working capital management.

      Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 totaled $0.6 million and $1.9 million, respectively, and consisted of capital expenditures.

      Net cash used in financing activities for the nine months ended September 30, 2004 totaled $0.1 million and consisted of dividends paid of $1.6 million less proceeds from the exercise of stock options of $1.5 million. Net cash used in financing activities for the nine months ended September 30, 2003 totaled $0.1 million and consisted of repayment of long-term debt.

      Expenditures in 2004 and 2003 related to investing and financing activities were financed by existing cash and cash equivalents.

         On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all financial assets of the Company. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of September 30, 2004, the Company was in compliance with all applicable covenants.

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

      On October 20, 2004, the Company amended the LaSalle credit facility to extend the termination date to April 30, 2005.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least September 30, 2005.

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



Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           As of September 30, 2004, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

     3.6 Amended and restated By-Laws of Reinhold Industries, Inc. on form 8-K filed with the Commission on August 31, 2004.

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

    31.1 Certification Of CEO Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

    31.2 Certification Of CFO Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

    32.1 Certification Of CEO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    32.2 Certification Of CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


           b. Reports on Form 8-K

               Form 8-K was filed on August 12, 2004 announcing second quarter financial results for the company under Item 12 - Results of Operations and Financial Condition.

               Form 8-K was filed on August 12, 2004 announcing the addition of three new directors, the issuance of a cash dividend and a statement regarding the strategic alternatives available to the Company.

               Form 8-K was filed on August 31, 2004 announcing a change in the Company's By-laws.

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


DATE: November 5, 2004

                          By: /S/ Brett R. Meinsen
                                  Brett R. Meinsen
                                  Vice President - Finance and Administration,
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer)

                                                                   Exhibit 31.1




    CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Michael T. Furry, President and Chief Executive Officer of Reinhold
   Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Reinhold Industries, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
November 5, 2004

                                                                   Exhibit 31.2



    CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Brett Meinsen, Vice President - Finance and Administration, Secretary and
   Treasurer of Reinhold Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Reinhold Industries, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





/s/ BRETT MEINSEN
Brett Meinsen
Vice President - Finance and Administration,
Secretary, Treasurer
November 5, 2004

                                                                   Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Michael T. Furry,  President and Chief Executive Officer of Reinhold
   Industries, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

      1. The Quarterly Report on Form 10-Q for the period ended September 30, 2004 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated

The foregoing certification is being furnished pursuant to 18 U.S.C. ss. 1350 and is not being filed as part of the Report or as a separate disclosure document.



/s/ MICHAEL T. FURRY
Michael T. Furry
President and Chief Executive Officer
November 5, 2004


A signed copy of this written statement required by section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Brett Meinsen,  Vice President - Finance and  Administration,  Secretary and
     Treasurer of Reinhold Industries, Inc. (the "Company"), hereby certifies that to the best of his knowledge:

      1. The Quarterly Report on Form 10-Q for the period ended September 30, 2004 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated

The foregoing certification is being furnished pursuant to 18 U.S.C. ss. 1350 and is not being filed as part of the Report or as a separate disclosure document.



/s/ BRETT MEINSEN
Brett Meinsen
Vice President - Finance and Administration,
Secretary, Treasurer
November 5, 2004



A signed copy of this written statement required by section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.