Form 10-Q/A
period 2004-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2005-03-31
CIK 862255

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

                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in charter)

           Delaware                                                13-2596288
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

12827 East Imperial Hwy, Santa Fe Springs, CA                        90670
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code                (562)  944-3281
          ----------------------------------------------------------------------

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

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                           PAGE


Item 1.

Condensed Consolidated Statements of Operations (Unaudited)                   4

Condensed Consolidated Balance Sheets  (Unaudited)                            5

Condensed Consolidated Statements of Cash Flows (Unaudited)                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)              7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    21


Item 4.

Controls and Procedures                                                       21


PART II - OTHER INFORMATION                                                   22

SIGNATURES                                                                    26

EXHIBITS                                                                      27

Pursuant to this Report on Form 10-Q/A, Reinhold Industries, Inc., (the 'Company'), amends Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as filed by the Company on November 5, 2004 (the Original 10-Q) to reflect the changes described below.

During the three months ended September 30, 2004, management committed to a plan of action to sell its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of its fixed assets and goodwill was adjusted to its fair value less costs to sell. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $4.3 million impairment charge was included in "Loss on discontinued operations" in the statement of operations.

Upon further review of the accounting for this impairment, an error in the computation of net book value was discovered due the omission of the "accumulated other comprehensive losses" included in Bingham's shareholders equity at September 30, 2004. These accumulated other comprehensive losses include $853,000 of additional minimum liability in excess of prior service cost related to the defined benefit pension plans and $509,000 of currency translation losses.

The restatement for the three and nine months ended September 30, 2004, results in a net increase in impairment losses of $1,362,000 offset by an additional tax benefit of $945,000. The basic and diluted loss per share from discontinued operations increased by $0.13 for the three months ended September 30, 2004 and increased by $0.14 for the nine months ended September 30, 2004. The basic loss per share increased $0.13 and the basic earnings per share decreased by $0.14 for the three and nine months ended September 30, 2004. The diluted loss per share increased $0.13 and the basic earnings per share decreased by $0.13 for the three and nine months ended September 30, 2004.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                             September 30,
                                                         2004              2003
                                                         ----              ----
                                            (Restated - Note 2)
Net sales                                             $ 13,841          $11,988
Cost of goods sold                                       9,114            7,815
                                                         -----            -----

Gross profit                                             4,727            4,173
Selling, general and administrative expenses             2,386            1,969
                                                         -----            -----

Operating income                                         2,341            2,204
Interest income, net                                        58               14
                                                       -------            -----

Income before income taxes                               2,399            2,218
Income tax expense                                         820              784
                                                        ------          -------

Income from continuing operations                        1,579            1,434
                                                      --------           ------

Discontinued operations:
      Loss from operations of discontinued
         component                                      (5,890)            (347)
      Income tax benefit                                 2,140              124
                                                      --------          -------

Loss on discontinued operations                         (3,750)            (223)
                                                    ----------        ---------

Net income (loss)                                    ($  2,171)         $ 1,211
                                                     =========         ========


Basic earnings per share - continuing operations      $   0.52          $  0.49
Diluted earnings per share - continuing operations    $   0.50          $  0.46

Basic (loss) per share - discontinued operations     ($   1.23)        ($  0.08)
Diluted (loss) per share - discontinued operations   ($   1.23)        ($  0.08)

Basic earnings (loss) per share                      ($   0.71)         $  0.41
Diluted earnings (loss) per share                    ($   0.71)         $  0.39

Weighted average common shares outstanding - basic       3,046            2,930
Weighted average common shares outstanding - diluted     3,181            3,144

Dividends per common share                               $0.50            $0.00

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                         2004              2003
                                                         ----              ----
                                            (Restated - Note 2)
Net sales                                              $41,988          $37,477
Cost of goods sold                                      27,927           24,050
                                                        ------           ------

Gross profit                                            14,061           13,427
Selling, general and administrative expenses             6,755            5,578
                                                         -----            -----

Operating income                                         7,306            7,849
Interest income, net                                        92               32
                                                       -------            -----

Income before income taxes                               7,398            7,881
Income tax expense                                       2,574            2,839
                                                      --------        ---------

Income from continuing operations                        4,824            5,042
                                                      --------        ---------

Discontinued operations:
      Loss from operations of discontinued
         component                                      (6,562)            (664)
      Income tax benefit                                 2,432              237
                                                      --------          -------

Loss on discontinued operations                         (4,130)            (427)
                                                    ----------        ---------

Net income                                             $   694          $ 4,615
                                                        ======         ========


Basic earnings per share - continuing operations      $   1.62          $  1.72
Diluted earnings per share - continuing operations    $   1.57          $  1.63

Basic (loss) per share - discontinued operations     ($   1.39)        ($  0.14)
Diluted (loss) per share - discontinued operations   ($   1.39)        ($  0.14)

Basic earnings per share                              $   0.23          $  1.58
Diluted earnings per share                            $   0.23          $  1.49

Weighted average common shares outstanding - basic       2,979            2,927
Weighted average common shares outstanding - diluted     3,079            3,094

Dividends per common share                               $0.50            $0.00

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)



                                           September 30, 2004  December 31, 2003
ASSETS                                             (Unaudited)
Current assets:                            (Restated - Note 2)
  Cash and cash equivalents                          $ 12,331          $  6,172
  Accounts receivable                                   6,873             8,584
  Inventories                                           9,514             7,472
  Other current assets                                  2,448             3,024
                                                      -------           -------
      Total current assets                             31,166            25,252

Property, plant and equipment, net                      8,191            12,664
Goodwill                                                2,521             3,786
Deferred Charges                                        1,930             1,915
Other assets                                              154               173
                                                      -------          --------
                                                     $ 43,962          $ 43,790
                                                       ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  4,152          $  3,414
  Accrued expenses                                      2,194             3,881
  Current portion - long term debt                         47               102
                                                       ------               ---
      Total current liabilities                         6,393             7,397

Long-term pension liability                             6,978             6,978
Long term debt - less current portion                       -                30
Other long term liabilities                               311               319
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
      Authorized: 250,000 shares
      Issued and outstanding: None                          -                 -
  Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,194,678 shares
         and 2,935,201 shares, respectively                32                29
Additional paid-in capital                             29,981            28,303
Retained earnings                                       6,818             7,721
Accumulated other comprehensive loss                   (6,551)           (6,987)
                                                     --------          --------
Net stockholders' equity                               30,280            29,066
                                                       ------           -------
                                                     $ 43,962          $ 43,790
                                                       ======            ======

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                       2004                2003
                                                       ----                ----
Cash flow from operating activities:   (As restated - Note 2)
  Income from continuing operations                 $  4,824            $ 5,042
Adjustments to reconcile income from continuing
 operations to net cash provided by operating
   activities:
    Depreciation                                       1,043                937
    Additions to paid-in capital resulting from
     tax benefits                                         90              1,180
    Non-cash compensation                                 54                 36
    Changes in assets and liabilities:
      Accounts receivable                              1,596              1,024
      Inventories                                     (1,944)            (2,173)
      Other current assets                               683               (514)
      Accounts payable                                   820                  5
      Accrued expenses                                    62                648
      Other, net                                          (8)                44
      Cash flows used in discontinued operations        (340)            (3,309)
                                                       -----             ------
Net cash provided by operating activities              6,880              2,920


Cash flows used in investing activities:
      Capital expenditures                              (566)            (1,926)
                                                       -----            -------
Net cash used in investing activities                   (566)            (1,926)

Cash flows used in financing activities:
   Dividends paid                                     (1,597)                (9)
   Proceeds from exercise of stock options             1,534                 33
   Repayment of long-term debt                           (85)              (102)
                                                        ----           --------
Net cash used in financing activities                   (148)               (78)

Effect of exchange rate changes on cash                   (7)               205
                                                     -------             ------

Net increase in cash and cash equivalents              6,159              1,121
Cash and cash equivalents, beginning of period         6,172              3,037
                                                       -----            -------
Cash and cash equivalents, end of period            $ 12,331          $   4,158
                                                    ========            =======



See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)




Note 1. DESCRIPTION OF BUSINESS

Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components, sheet molding compounds, and graphic arts and industrial rollers for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry, the printing industry and other commercial industries.

Note 2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2004, management committed to a plan of action to sell its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of its fixed assets and goodwill was adjusted to its fair value less costs to sell. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $4.3 million impairment charge was included in "Loss on discontinued operations" in the statement of operations.

Upon further review of the accounting for this impairment, an error in the computation of net book value was discovered due the omission of the "accumulated other comprehensive losses" included in Bingham's shareholders equity at September 30, 2004. These accumulated other comprehensive losses include $853,000 of additional minimum liability in excess of prior service cost related to the defined benefit pension plans and $509,000 of currency translation losses.

The restatement for the three and nine months ended September 30, 2004, results in a net increase in impairment losses of $1,362,000 offset by an additional tax benefit of $945,000. The basic and diluted loss per share from discontinued operations increased by $0.13 for the three months ended September 30, 2004 and increased by $0.14 for the nine months ended September 30, 2004. The basic loss per share increased $0.13 and the basic earnings per share decreased by $0.14 for the three and nine months ended September 30, 2004. The diluted loss per share increased $0.13 and the basic earnings per share decreased by $0.13 for the three and nine months ended September 30, 2004.

      A comparison of restated and originally reported amounts in the consolidated statements of operations for the three and nine months ended September 30, 2004 is as follows:

                                                         Three Months                     Nine Months
                                                         Ended Sept 30,                 Ended Sept30,
                                                       2004         2004              2004           2004
------------------------------------------------------------------------------------------------------------------------------------

                                                         As                             As

                                                 previously            As       previously            As

                                                   reported      restated         reported      restated

------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                    $1,579        $1,579           $4,824        $4,824
                                                     ------        ------           ------        ------

 Discontinued operations:
 Loss from operations of discontinued component      (4,528)       (5,890)          (5,200)       (6,562)
 Income tax benefit                                   1,195         2,140            1,487         2,432
                                                      -----         -----            -----         -----

 Loss on discontinued operations                     (3,333)       (3,750)          (3,713)       (4,130)
                                                    -------       -------           ------       -------
 Net income (loss)                                  ($1,754)      ($2,171)          $1,111        $  694
                                                   ========      ========           ======        ======

Basic (loss) per share - discontinued operations    ($ 1.10)      ($ 1.23)         ($ 1.25)      ($ 1.39)
Diluted (loss) per share - discontinued operations  ($ 1.10)      ($ 1.23)         ($ 1.25)      ($ 1.39)

Basic earnings (loss) per share                     ($ 0.58)      ($ 0.71)          $ 0.37        $ 0.23
Diluted earnings (loss) per share                   ($ 0.58)      ($ 0.71)          $ 0.36        $ 0.23


Note 3. USE OF ESTIMATES

The Company's consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adheres to U.S. generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Note 4. BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three and nine months ended September 30, 2004 and 2003 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q/A and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2003.

Note 5. INVENTORIES

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
                                 September 30, 2004           December 31, 2003
-------------------------------------------------------------------------------
                                         (Unaudited)
     Raw material                           $ 5,760                       3,791
     Work-in-process                          1,711                       1,843
     Finished goods                             500                         393
     Assets held for sale                     1,543                       1,445
-------------------------------------------------------------------------------
       Total                                $ 9,514                       7,472


Note 6. EARNINGS PER COMMON SHARE

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

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                Three Months Ended                        Nine Months Ended
                                                   September 30,                            September 30,
                                             2004                 2003                   2004            2003
-------------------------------------------------------------------------------------------------------------

                                          (Unaudited)       (Unaudited)            (Unaudited)     (Unaudited)

Income from continuing operations             $1,579            $1,434                 $4,824         $ 5,042
                                              ======            ======                 ======         =======

Net income (loss)                            ($2,171)           $1,211                   $694         $ 4,615
                                              =======           ======                   ====         =======

Weighted average shares used
 in basic computation                           3,046             2,930                 2,979           2,927
Dilutive effect of stock options                  128               210                    94             164
Other dilutive shares                               7                 4                     6               3
                                                -----             -----                 -----           -----
Weighted average shares used
 for diluted calculation                        3,181             3,144                 3,079           3,094
                                                =====             =====                 =====           =====
Stock options outstanding                          99               355                    99             355
Range of exercise price                  $5.63-$11.36      $5.63-$11.36          $5.63-$11.36    $5.63-$11.36




Note 7. STOCK OPTION PLAN

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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                             Three Months                 Nine Months
                                                                 Ended                       Ended
                                                              September 30,              September 30,
                                                           2004        2003            2004         2003
-----------------------------------------------------------------------------------------------------------------
                                                     (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)

Net income (loss) as reported                          ($2,171)       $1,211          $ 694       $4,615

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        (26)          (31)           (79)         (87)
------------------------------------------------------------------------------------------------------------------
Net income (loss), as adjusted                         ($2,197)       $1,180          $ 615       $4,528
                                                       =======        ======           ====       ======

Earnings (loss) per share:

Basic - as reported                                    ($ 0.71)       $ 0.41          $0.23       $ 1.58
Basic - as adjusted                                    ($ 0.72)       $ 0.40          $0.21       $ 1.55


Diluted - as reported                                  ($ 0.71)       $ 0.39          $0.23       $ 1.49
Diluted - as adjusted                                  ($ 0.72)       $ 0.38          $0.20       $ 1.46


Note 8. REPORTING OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2004 and 2003 was a gain on foreign currency translation of $251,000 and $43,000, respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2004 and 2003 was a gain on foreign currency translation of $422,000 and $205,000, respectively.


Note 9. INCOME TAXES

Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year.

Note 10. LONG TERM DEBT

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

On March 21, 2002, the Company received approximately $7,200,000 from LaSalle against the credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt (approximately $8,700,000) with a prior bank.

On March 21, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

On June 20, 2003 the Company amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility was reduced from $10,000,000 to $8,000,000.

On June 19, 2003 the Company paid off the remaining outstanding balance of the LaSalle credit facility.

On October 31, 2003, the Company amended the LaSalle credit facility to extend the termination date to October 31, 2004.

On October 20, 2004, the Company amended the LaSalle credit facility to extend the termination date to April 30, 2005.

   Note 11. PENSION PLANS

The Company currently has three defined benefit pension plans and a 401(k)plan covering substantially all employees. Two of the pension plans relate to the discontinued operations of Bingham.The benefits paid under the defined benefit pension plans generally are based on an employee's years of service and compensation during the last years of employment (as defined). Annual contributions made to the pension plans are determined in compliance with the minimum funding requirements of ERISA, using a different actuarial cost method and different actuarial assumptions than are used for determining pension expense for financial reporting purposes. Plan assets consist principally of publicly traded equity and debt securities.

   Net pension cost included the following (in thousands):


                                                       Three Months                      Nine Months
                                                          Ended                             Ended
                                                       September 30,                      September30,
                                                     2004        2003                  2004        2003
----------------------------------------------------------------------------------------------------------

                                               (Unaudited) (Unaudited)           (Unaudited) (Unaudited)

Service cost                                         $ 79         $ 69                 $209        $177
Interest cost on benefits earned in prior years       327          287                  872         739
Expected return on assets                            (294)        (257)                (782)       (663)
Amortization of net obligation at transition            -            1                    1           1
Amortization of net loss                              157          136                  417         354
-----------------------------------------------------------------------------------------------------------
 Net pension cost                                    $269         $236                 $717        $608


Note 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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


Notes to Condensed Consolidated Financial Statements (Continued)



Note 13. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 14. FOREIGN CURRENCY

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

Note 15. DISCONTINUED OPERATIONS

During the three months ended September 30, 2004, management committed to a plan of action to sell its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. Management believes that a sale can be completed prior to December 31, 2004. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " had been met. Accordingly, the carrying value of its fixed assets was adjusted to its fair value less costs to sell and goodwill was determined to be impaired in accordance with the criteria of FASB No 142. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $5.7 million impairment charge was included in "Loss from discontinued operations" in the statement of operations.

Assets held for sale included in the consolidated balance sheet as of September 30, 2004 and December 31, 2003 are as follows:

                                      September 30, 2004      December 31, 2003
--------------------------------------------------------------------------------
                                              (Unaudited)
Accounts receivable                               $2,082                 $2,197
Inventory                                          1,543                  1,445
Prepaid expenses                                     303                    230
Property, plant and equipment, net of impairment       -                  4,010
Other assets, net of impairment                       95                  1,284
Accounts payable                                    (747)                  (829)
Accrued expenses                                    (426)                  (338)
--------------------------------------------------------------------------------
Net assets held for sale                          $2,850                 $7,999

 Operating results of the discontinued operations for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:
                                          Three Months             Nine Months
                                            Ended                    Ended
                                         September 30,            September30,
                                      2004         2003        2004        2003
--------------------------------------------------------------------------------

                                (Unaudited)  (Unaudited) (Unaudited) (Unaudited)
Net sales                           $3,901       $3,878     $12,180     $12,467
--------------------------------------------------------------------------------
Loss from operations                  (198)        (347)       (870)       (664)
Impairment loss                     (5,692)           -      (5,692)          -
Tax benefit                          2,140          124       2,432         237
--------------------------------------------------------------------------------
 Loss on discontinued operations   ($3,750)       ($223)    ($4,130)      ($427)


Note 16. OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications primarily in the United States and Europe. The Company generates revenues from four operating segments:
Aerospace, CompositAir, Commercial and NP Aerospace. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filters. NP Aerospace, the Company's subsidiary located in Coventry, England, produces products for law enforcement, lighting, military, automotive and commercial aircraft.

Due to the status of the Bingham business unit as a discontinued operation, historical segment data has been removed from the presentation.

The information in the following tables is derived directly from the segment's internal financial reporting for corporate management purposes (in thousands).


                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                        2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                         (Unaudited)    (Unaudited)           (Unaudited)    (Unaudited)
     Aerospace                                      $  5,705        $ 5,571             $  16,242       $ 16,298
     CompositAir                                       1,154            778                 3,581          4,053
     Commercial                                          885          1,004                 2,456          2,575
     NP Aerospace                                      6,097          4,635                19,709         14,551
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                         $ 13,841       $ 11,988              $ 41,988       $ 37,477
------------------------------------------------------------------------------------------------------------------------------------


                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                        2004           2003                  2004           2003
------------------------------------------------------------------------------------------------------------------------------------
                                                  (Unaudited)    (Unaudited)           (Unaudited)    (Unaudited)
Income before income taxes from continuing
   operations
     Aerospace                                      $ 1,825        $  1,709              $  5,030        $ 5,188
     CompositAir                                       (205)           (128)                 (360)           269
     Commercial                                          97              (1)                  270             33
     NP Aerospace                                       964             878                 3,654          3,158
     Unallocated corporate expenses                    (282)           (240)               (1,196)          (767)
------------------------------------------------------------------------------------------------------------------------------------
Total income before income taxes
     from continuing operations                     $ 2,399         $ 2,218               $ 7,398        $ 7,881




                                                        September 30, 2004      December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                    (Unaudited)
     Aerospace                                                   $  11,504              $  11,077
     CompositAir                                                     2,425                  2,635
     Commercial                                                      1,552                  1,598
     NP Aerospace                                                   14,420                 11,220
     Unallocated corporate                                           9,984                  7,960
     Assets held for sale                                            4,077                  9,300
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 43,962                 $43,790

Note 17. LEGAL PROCEEDINGS

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

On August 11, 2000, the EPA notified the Company that it is a PRP by virtue of waste materials deposited at the site. The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is not currently a party to any litigation concerning the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated financial position or results of operations.Litigation related to the Valley Forge site was settled in January 2003.




Notes to Condensed Consolidated Financial Statements (Continued)



The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

Note 18. SUBSEQUENT EVENTS

On October 28, 2004, the Board of Directors declared that it would pay a quarterly dividend of $0.50 per share on November 24, 2004 to shareholders of record as of November 12, 2004.

On December 17, 2004, Samuel Bingham Enterprises, Inc., a wholly-owned subsidiary of Reinhold Industries, Inc., sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.1 million cash, subject to post-closing adjustments.

The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred include accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price will be adjusted based on the computation of closing date working capital.

On December 8, 2004, the Board of Directors declared a special cash dividend on shares of its Class A common stock. The cash dividend of $11.75 per share was paid on December 28, 2004, to all stockholders of record as of the close of business on December 17, 2004. The total amount of the dividend paid was approximately $38,200,000. The Company paid the dividend from its cash on hand and from a new credit facility of approximately $36.5 million.

On December 7, 2004, we amended our existing credit facility with LaSalle Bank National Asscociation ("LaSalle"). The new credit facility consists of a five year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Interest is at a rate which approximates LIBOR plus 2.50% - 3.00% and is secured by all of the Company's financial assets. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The first measurement date for covenant compliance is March 31, 2005.

Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share totaling approximately $38,200,000.

In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94, " Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "non-homogeneous" operations, a large minority interest, or a foreign location. Operating transactions for the joint venture began in October 2004.

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

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adheres to U.S. generally accepted accounting principles and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, acquisitions, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Inventories
We value our inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. The Company writes down its inventory for estimated obsolescence equal to the cost of the inventory. Product obsolescence may be caused by shelf-life expiration, discontinuance of a product line, replacement products in the marketplace or other competitive situations.
Management's Discussion and Analysis  (cont'd)

Property and Equipment
The Company depreciates property and equipment principally on a straight-line basis based over estimated useful lives. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.When property is sold or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of earnings. Maintenance and repairs are expensed as incurred. Improvements which significantly increase the useful life of the asset are capitalized.

Fair Value Of Assets Acquired And Liabilities Assumed In Purchase Combinations The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs more than one year after the date of the acquisition, the change would be recorded in our statement of operations.

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

Discontinued Operations
During the three months ended September 30, 2004, management committed to a plan of action to sell its wholly-owned subsidiary, Samuel Bingham Enterprises, Inc. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. Management believes that a sale can be completed prior to December 31, 2004. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets, " had been met. Accordingly, the carrying value of its fixed assets was adjusted to its fair value less costs to sell and goodwill was determined to be impaired in accordance with the criteria of FASB No 142. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $5.7 million impairment charge was included in "Loss from discontinued operations" in the statement of operations.

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

Principles of Consolidation
The  accompanying  consolidated  financial  statements  include the  accounts of
Reinhold  and  its   wholly-owned   subsidiary,   NP  Aerospace.   All  material
intercompany accounts and transactions have been eliminated in consolidation.


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

      Interest income, net of $58,000 was realized in the third quarter of 2004 compared to interest income, net of $14,000 in the third quarter of 2003 due to higher cash balances.

      Income before income taxes increased to $2.4 million (17% of sales) in the third quarter of 2004 from $2.2 million (18% of sales) in the same period of 2003. Income before income taxes for Aerospace was $1.8 million (32% of sales) in 2004 compared to $1.7 million (31% of sales) in 2003 due to changes in product mix. A loss before income taxes was realized for CompositAir in the third quarter of 2004 of $0.2 million (-18% of sales) compared to $0.1 million (-16% of sales) in 2003 due to the elimination of intracompany technology transfer fee income. Income before income taxes for Commercial increased to $0.1 million (11% of sales) compared to breakeven in 2003. Income before income taxes for NP Aerospace increased to $1.0 million (16% of sales) from $0.9 million (19% of sales) due to higher sales of lower gross margin products.

      A tax provision of $820,000 was recorded in the third quarter of 2004 as compared to $784,000 in the third quarter of 2003. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      Loss on discontinued operations, net of income tax benefit, increased to $3.8 million in the third quarter of 2004 compared to $0.2 million in 2003 due primarily to the $5.7 million impairment loss related to fixed assets and goodwill.

Comparison of Nine Months 2004 to 2003

      In the first nine months of 2004, net sales increased $4.5 million, to $42.0 million, compared to 2003 sales of $37.5 million. Sales in the Aerospace business unit decreased by $0.1 million (0.3%) to $16.2 million. Sales in the CompositAir business unit decreased $0.5 million (12%) to $3.6 million due to an industry slowdown. Sales decreased $0.1 million (5%) to $2.5 million in the Commercial business unit due to decreased shipments of pool filter tanks and heater covers and in-ground lighting housings. Sales at NP Aerospace increased $5.2 million (35%) to $19.7 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense.

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

      Interest income, net, in the first nine months of 2004 increased by $70,000 due to lower outstanding debt.

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

      Loss on discontinued operations, net of income tax benefit, increased to $4.1 million in the first nine months of 2004 compared to $0.4 million in 2003 due primarily to the $5.7 million impairment loss related to fixed assets and goodwill recorded in the third quarter 2004.

      At December 31, 2003, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $20.6 million. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any, through 2011. As more fully described in
Note 3 to the 2003 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of September 30, 2004, working capital was $24.8 million, up $7.0 million from December 31, 2003. Cash and cash equivalents of $12.3 million held at September 30, 2004 were $6.2 million higher than cash and cash equivalents held at December 31, 2003 primarily due to the increased profitability of the Company.

      Net cash provided by operating activities totaled $6.9 million for the nine months ended September 30, 2004. Net cash provided by operating activities totaled $2.9 million for the comparable period in 2003. The increase over the prior period is due primarily to lower cash requirements for discontinued operations.

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










Management's Discussion and Analysis  (cont'd)

      Expenditures in 2004 and 2003 related to investing and financing activities were financed by existing cash and cash equivalents.

         On March 20, 2002, we entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). Interest is at a rate which approximates LIBOR plus 2.50% and is secured by all of our financial assets. The credit agreement with LaSalle is subject to various financial covenants to which we must comply. The covenants require us to maintain certain ratios of profitability, cash flow, total outstanding debt, minimum net worth and limits on capital expenditures. As of September 30, 2004, we were in compliance with all applicable covenants.

      On March 21, 2002, we received approximately $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with a prior bank.

      On March 21, 2003, we amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions.

      On June 20, 2003 we amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility was reduced from $10,000,000 to $8,000,000.

      On June 19, 2003 we paid off the remaining outstanding balance of the LaSalle credit facility.

      On October 31, 2003, we amended the LaSalle credit facility to extend the termination date to October 31, 2004.

      On October 20, 2004, we amended the LaSalle credit facility to extend the termination date to April 30, 2005.

We believe that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund our operating and capital expenditure requirements through at least September 30, 2005.

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






Management's Discussion and Analysis  (cont'd)


Cash Dividend

On August 12, 2004, the Board of Directors declared a cash dividend of $0.50 per share to shareholders of record as of September 1, 2004. The dividend was paid on September 15, 2004.


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

Recent Accounting Pronouncements

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.









Management's Discussion and Analysis  (cont'd)


Subsequent Events

On October 28, 2004, the Board of Directors declared that it would pay a quarterly dividend of $0.50 per share on November 24, 2004 to shareholders of record as of November 12, 2004.

On December 17, 2004, Samuel Bingham Enterprises, Inc., a wholly-owned subsidiary of Reinhold Industries, Inc., sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.1 million cash, subject to post-closing adjustments.

The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred include accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price will be adjusted based on the computation of closing date working capital.

On December 8, 2004, the Board of Directors declared a special cash dividend on shares of its Class A common stock. The cash dividend of $11.75 per share was paid on December 28, 2004, to all stockholders of record as of the close of business on December 17, 2004. The total amount of the dividend paid was approximately $38,200,000. The Company paid the dividend from its cash on hand and from a new credit facility of approximately $36.5 million.

On December 7, 2004, we amended our existing credit facility with LaSalle Bank National Asscociation ("LaSalle"). The new credit facility consists of a five year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Interest is at a rate which approximates LIBOR plus 2.50% - 3.00% and is secured by all of the Company's financial assets. The credit agreement with LaSalle is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The first measurement date for covenant compliance is March 31, 2005.

Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share totaling approximately $38,200,000.

In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94, " Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "non-homogeneous" operations, a large minority interest, or a foreign location. Operating transactions for the joint venture began in October 2004.

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


DATE: March 30, 2005

                                  By: /S/ Brett R. Meinsen
                                          Brett R. Meinsen
                                  Vice President - Finance and Administration,
                                                   Treasurer and Secretary
                                                   (Principal Financial Officer)