Form 10-K
period 2004-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2005-03-31
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
------   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
------                                   to
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

Securities registered pursuant to Section 12(b) of the Act:

 (Title of each class)              (Name of each exchange on which registered)

         NONE                                                   NONE
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

 CLASS A COMMON STOCK, PAR VALUE $0.01
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).   YES___ NO__X__

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004 was $53,243,000.

The number of shares of common stock outstanding as of March 4, 2005 was 3,251,846.

Documents incorporated in part by reference:

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to shareholders for the fiscal year ended December 31, 2004.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 5, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004.

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

            The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Vice President - Finance and Administration and Controller. Nasdaq Rule 4350 (n) mandates that the Company adopt a Code of Ethics and require that it be applicable to all directors, officers and employees. A copy of the Business Ethics and Code of Conduct can be found on the Company's website at www.reinhold-ind.com.

                            REINHOLD INDUSTRIES, INC.
                                    FORM 10-K

                                      INDEX


PART  1  PAGE

Item 1 - Business                                                             4
Item 2 - Properties                                                           11
Item 3 - Legal Proceedings                                                    11
Item 4 - Submission Of Matters To A Vote Of Security Holders                  12

PART II
Item 5 - Market For Registrant's Common Equity and Related
              Stockholder Matters                                             13
Item 6 - Selected Financial Data                                              13
Item 7 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          14
Item 7A - Quantitative And Qualitative Disclosures About
                Market Risk                                                   14
Item 8 - Financial Statements And Supplementary Data                          14
Item 9A - Controls and Procedures                                             16

PART III

Item 10 - Directors And Executive Officers Of The Registrant                  17
Item 11 - Executive Compensation                                              17
Item 12 - Security Ownership Of Certain Beneficial Owners And
                Management                                                    17
Item 13 - Certain Relationships And Related Transactions                      17
Item 14 - Principal Accountant Fees and Services                              17

PART IV

Item 15 - Exhibits, Financial Statement Schedules And Reports
                 On Form 8-K                                                  17

SIGNATURES                                                                    23

EXHIBITS                                                                      25

CERTIFICATIONS                                                                26

                                     PART I


Item  1.  BUSINESS

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

         Today, Reinhold Industries, Inc. is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense, aerospace and other commercial industries. Reinhold is currently organized in four operating segments as follows:

         Aerospace - The Aerospace business unit manufactures structural and ablative composite components mainly for subcontractors of the U.S. defense industry. These components include rocket nozzles, exit cones, re-entry heatshields, radomes, and airframe and missile frames. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"), a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. On April 20, 2001, Reinhold, purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler was a manufacturer of structural and ablative composite components mainly for subcontractors of the U.S. defense industry. The operation was renamed the "Thermal Insulation" division of Reinhold. Effective January 1, 2003, the Thermal Insulation operating segment was consolidated with the Aerospace operating segment.

         During 2004, Aerospace's sales increased by 9% due primarily to increased shipments of composite structures related to the Space Shuttle program. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to Alliant Techsystems, Inc. ("ATK") constituted approximately 75% of this business unit's total sales in 2004. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Additionally, as a supplier to government contractors, nearly all of Aerospace's backlog is subject to termination. Cancellation of the Minuteman III Propulsion Replacement Program would have a significant impact on the profitability of this business unit. Sales of components related to the Minuteman III Propulsion Replacement Program for 2004, 2003 and 2002 totaled approximately $12.7 million, $14.5 million and $12.1 million, respectively.

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

         Over 80% of CompositAir's 2004 sales were from one customer. Reinhold's future prospects will depend on the continued business of that customer and on Reinhold's continued status as a qualified supplier to that customer. In 2004, sales decreased by 10% compared to 2003 due to economic problems in the commercial airline industry.

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

         Sales in 2004 decreased 6% from 2003 due to lower shipments of water filtration related products.

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

         NP Aerospace operates in niche marketplaces for the sale of commercial aircraft seatbacks, helmets and light armored vehicles. Due to the limited marketplaces for these products, sales from year-to-year are very unpredictable. Due to the high selling price of armored vehicles, large annual swings in revenue are possible. Sales in 2004 increased 32% from 2003 due primarily to additional retrofitting of armored vehicles for the UK Ministry of Defence.

         In August 2004, NP Aerospace and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94, " Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority-owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "nonhomogeneous" operations, a large minority interest, or a foreign location. As of December 31, 2004, the financial statements of NPAJ have been consolidated into the financial statements of NPA.

Additional information on NP Aerospace is set forth in "Management Discussion and Analysis of Financial Condition and Results of Operations " on pages 18 - 21 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference.

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

        During the three months ended September 30, 2004, management committed to a plan of action to sell Bingham. The decision to sell was based on continuing losses from operations and a negative long-term outlook in the marketplaces this subsidiary serves. On September 30, 2004, management determined that the plan of sale criteria in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," had been met. Accordingly, the carrying value of its fixed assets was adjusted to its fair value less costs to sell and goodwill was determined to be impaired in accordance with the criteria of FASB No 142. Fair value was determined based on the highest offer received from several potential strategic suitors. The resulting $5.7 million impairment charge was included in "Loss from operations of discontinued component" in the statement of operations.

         On December 17, 2004, Bingham sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.127 million cash, subject to post-closing adjustments. The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred include accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price will be adjusted based on the computation of closing date working capital.

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 47 through 49 and "Management Discussion and  Analysis of  Financial  Condition  and Results of  Operations " on pages 18
through  21  of  Reinhold's  2004  Annual  Report  to  Stockholders,   which  is
incorporated herein by reference.


         Significant Customers

         Information about significant customers is set forth in Note 10 to the Consolidated Financial Statements on page 51 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference.

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

         Patents and Trademarks
         Reinhold, through its wholly-owned subsidiary, NP Aerospace Ltd., owns nine registered patents with various foreign countries and an additional eight patents pending. These patents relate primarily with the manufacture and design of composite ballistic helmets and body armor. NP Aerospace, Ltd. also owns two registered trademarks in foreign countries and one trademark pending in the United States.

         Research and Development
         Research and development expenditures were approximately $497,000, $425,000, and $314,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

         Employees
         At December 31, 2004, Reinhold had 220 full-time employees and 60 part-time employees. Of these employees, 184 (125 full-time and 59 part-time) were employed in manufacturing and 36 (35 full-time and 1 part time) in administration, product development and sales. Approximately 49% of the personnel are based at Reinhold's Santa Fe Springs, California facility and approximately 51% are based at NP Aerospace located in Coventry, England. Approximately 43 of the employees in Coventry, England are represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 2.  PROPERTIES
         The following chart lists the principal locations and size of Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.


LEASED OR OWNED
LOCATION                   USE                           SIZE                   LEASE EXPIRATION
--------------------------------------------------------------------------------------------------------

Santa Fe Springs, CA       Administration and            130,000 sq. ft.        Leased (Expires 2016)
                             Manufacturing

Oxnard, CA                 R&D                             3,600 sq. ft.        Leased (Expires 2005)

Coventry, England          Administration and             80,000 sq. ft         Own
                             Manufacturing

Portland, OR               Sub-Leased to Third Party      14,000 sq. ft.        Leased (Expires 2006)


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------
          The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
             STOCKHOLDER MATTERS

         a. Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 55 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASDAQ National Market under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         b. The approximate number of common equity security holders is as follows:

                                                           Approximate Number
                                                         of Holders of Record
         Title of Class                                   as of March 4, 2005
         --------------                                   -------------------

         Class A Common Stock,
          par value $.01 per share                              1,305



         c. A 10% stock dividend was declared on May 1, 2002 payable to shareholders of record as of May 31, 2002. The dividend was paid on June 21, 2002. Fractional shares were paid in cash. Fractional share cash payments totaled $5,913.60.

            A 10% stock dividend was declared on April 30, 2003 payable to shareholders of record as of May 16, 2003. The dividend was paid on May 30, 2003. Fractional shares were paid in cash. Fractional share cash payments totaled $9,327.96.

         Data regarding the dividends paid on Reinhold's common stock for 2004 and 2003 is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 55 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

         Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of Reinhold's 2004 Annual Report to Stockholders, which is incorporated herein by reference.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The Company has two main areas of market risk: interest rates on outstanding debt and fluctuations in the value of the British Pound Sterling to the United States Dollar.

         All of the Company's debt at December 31, 2004, approximately $28.6 million, was at variable interest rates based on LIBOR plus 2.50% - 3.00%. The Company had no outstanding bank debt in 2004 prior to December 7th. A hypothetical 10% change in interest rates would have had a $10,000 impact on interest expense for the year ended December 31, 2004.


         The functional currency of the Company's wholly-owned subsidiary, NP Aerospace, is the British Pound Sterling (the "Pound"). The exchange rate of the Pound to the Dollar from April 28, 1998 to December 31, 2004 has fluctuated from
1.94 to 1.39, a range of 40%. A hypothetical 10% change in exchange rate would have had a $0.3 million impact on net income for the years ended December 31, 2004 and 2003, respectively.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Information for Item 8 is included in Reinhold's consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and Reinhold's unaudited quarterly financial data for the two year period ended December 31, 2004, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Reinhold's 2004 Annual Report to shareholders, which are incorporated herein by reference. The report of the independent registered public accounting firm on Reinhold's consolidated financial statements is on page 53 of Reinhold's 2004 Annual Report to shareholders and is also incorporated herein by reference.

                Schedule II-A - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)


                                        Balance at        Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
                                            Period      Expenses         Other    Deductions       Period
Fiscal Year Ended
----------------------------------------------------------------------------------------------------------
December 31, 2002                              166              -          179           272           73
----------------------------------------------------------------------------------------------------------
December 31, 2003                               73              -           40            60           53
------------------------------------------------------------------------------------------------------------
December 31, 2004                               53             55            -            93           15
------------------------------------------------------------------------------------------------------------



                Schedule II-B - Valuation and Qualifying Accounts

                        Inventory Reserves (in thousands)

                                        Balance at       Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
Fiscal Year Ended                           Period      Expenses         Other    Deductions       Period
----------------------------------------------------------------------------------------------------------
December 31, 2002                            1,127             -            38           443          722
----------------------------------------------------------------------------------------------------------
December 31, 2003                              722            21            46            46          743
------------------------------------------------------------------------------------------------------------
December 31, 2004                              743             -             -           100          643
-----------------------------------------------------------------------------------------------------------



                Schedule II-C - Valuation and Qualifying Accounts

                 Deferred Tax Valuation Allowance (in thousands)


                                        Balance at       Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
Fiscal Year Ended                           Period      Expenses         Other    Deductions       Period
---------------------------------------------------------------------------------------------------------
December 31, 2002                           10,857                                     1,862        8,995
---------------------------------------------------------------------------------------------------------
December 31, 2003                            8,995                                     2,284        6,711
----------------------------------------------------------------------------------------------------------
December 31, 2004                            6,711                                     2,482        4,229
----------------------------------------------------------------------------------------------------------


Item 9A.   CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

           As of December 31, 2004, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

      The information required with respect to directors and officers of Reinhold is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
                MANAGEMENT

      The information required by Item 12 is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is included in the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 is included in the definitive proxy statement for the 2005 Annual Meeting of Stockholders of Reinhold, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS
               ON FORM 8-K (a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2004 Annual Report to shareholders:

    Report of Independent Registered Public Accounting Firm

    Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

    Consolidated Balance Sheets at December 31, 2004 and 2003

    Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

    Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements

    See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

2. Financial Statement Schedules: Certain schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
      Schedule II -A - Valuation and Qualifying Accounts
      Schedule II - B - Valuation and Qualifying Accounts
      Schedule II - C - Valuation and Qualifying Accounts

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

    10.1 Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on November 10, 1997. **

    10.2 Reinhold Management Incentive Compensation Plan, incorporated by reference to Page 34 to Keene's (Predecessor Co.) Form 10, dated April 4, 1990, as amended by Form 8, Exhibit 10(e), dated July 19, 1990. **

    10.3 Lease, dated January 4, 1990, by and between Imperial Industrial Properties, Inc. and Reinhold Industries, incorporated by reference to Exhibit 10(b) to Keene's Form 10 dated April 4, 1990, as amended by Form 8, dated July 19, 1990.

    10.4   Reinhold Industries, Inc. Retirement Plan (formerly Keene Retirement
           Plan), incorporated by reference to Exhibit 10(i) to Keene's Form 10 dated April 4, 1990, as amended by Form 8, dated July 19, 1990. **

    10.5 Management Agreement between Reinhold Industries, Inc. and Hammond, Kennedy, Whitney & Company, Inc. dated May 31, 1999 incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-QSB filed with the Commission on August 16, 1999.

    10.6   Stock Option Agreement between Reinhold Industries, Inc. and Michael
           T. Furry dated June 3, 1999 incorporated by  reference to Exhibit
           10.2 to the Company's Report on Form 10-QSB filed with the Commission on August 16, 1999. **

    10.7 Stock Price Deficiency Payment Agreement between Reinhold Industries, Inc. and various Stockholders dated June 16, 1999 incorporated by reference to Exhibit 10.3 to the Company's Report on Form 10-QSB filed with the Commission on August 16, 1999.

    10.8 Asset Purchase Agreement by and between Samuel Bingham Company, a Delaware corporation, and Samuel Bingham Enterprises, Inc. dated February 3, 2000 on Form 8-K/A filed with the Commission on May 23, 2000.

    10.9 Credit Agreement between Reinhold Industries, Inc., Samuel Bingham Enterprises, Inc., NP Aerospace Limited (the "Borrowers") and LaSalle Bank National Association dated March 21, 2002 incorporated by reference to Exhibit 10.9 to the Company's Report on Form 10-Q filed with the Commission on May 9, 2002.

    10.10 Amended and Restated Reinhold Industries, Inc. Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Commission on December 1, 2002. **

    10.11 Directors Deferred Stock Plan dated September 30, 2002 incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K filed with the Commission on March 28, 2003. **

    10.12 Asset Purchase Agreement by and among Reinhold Industries, Inc., Samuel Bingham Enterprises, Inc., and Finzer Roller, L.L.C. incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K filed with the Commission on December 17, 2004.

    10.13 Amended and Restated Credit Agreement dated as of December 8, 2004 among Reinhold Industries, Inc., NP Aerospace Limited, as borrowers, and LaSalle Bank National Association as filed herewith.

    13 Certain portions of 2004 Annual Report to shareholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Reinhold's 2004 Annual Report to shareholders is not deemed to be filed as a part of this report)

    21     Subsidiaries of the registrant

           1) NP Aerospace Limited (organized under the laws of the United Kingdom)

    23    Consent of Independent Registered Public Accounting Firm

    31.1 Certification Of CEO Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

    31.2 Certification Of CFO Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

    32.1 Certification Of CEO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
    32.2 Certification Of CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

    ** Management compensation plans and agreements


    b)  REPORTS ON FORM 8-K

Form 8-K was filed on December 28, 2004 announcing that the Registrant completed payment of the special dividend of $11.75 per share declared by its Board of Directors on December 7, 2004

Form 8-K was filed on December 17, 2004 announcing that the Company entered into an agreement to sell and sold substantially all of the assets of its subsidiary, Samuel Bingham Enterprises, Inc. ("Bingham") to Finzer Roller, L.L.C., an Illinois limited liability company, for $3,127,000 in cash plus the assumption of certain liabilities of Bingham.

Form 8-K was filed on December 8, 2004 announcing that the Company and its wholly-owned subsidiary NP Aerospace Limited entered into an Amended and Restated Credit Agreement with LaSalle Bank National Association and other participating lenders, pursuant to which the lenders made available to the borrowers a term loan in the maximum principal amount of $24.5 million and a revolving loan in the maximum principal amount of $12 million. The loans are available to the Company to pay a special cash distribution approved by the Board of Directors of the Company on December 7, 2004, for working capital purposes, for certain capital expenditures and for other general business purposes.

Form 8-K was filed on November 1, 2004 announcing the third quarter 2004 financial results and the declaration of a $0.50 per share cash dividend payable on November 24, 2004 to shareholders of record as of November 12, 2004.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REINHOLD INDUSTRIES, INC.
                               Registrant



Date:    March 30, 2005            By:/s/ Brett R. Meinsen
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


           /s/ Michael T. Furry                              March 30, 2005
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)


           /s/ Ralph R. Whitney, Jr.                         March 30, 2005
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman


           /s/ Andrew McNally, IV                            March 30, 2005
           -------------------------------------
           Andrew McNally, IV- Director

           /s/ Glenn Scolnik                                 March 30, 2005
           -------------------------------------------
           Glenn Scolnik- Director




           /s/ Thomas A. Brand                               March 30, 2005
           -----------------------------------------
           Thomas A. Brand- Director


           /s/ Richard A. Place                              March 30, 2005
           -------------------------------------------
           Richard A. Place- Director


           /s/ C. Miles Schmidt, Jr.                         March 30, 2005
           ----------------------------------------
           C. Miles Schmidt, Jr.- Director


           /s/ Richard C. Morrison                           March 30, 2005
           ---------------------------------------
           Richard C. Morrison - Director


           /s/ Matthew C. Hook                               March 30, 2005
           ---------------------------------------
           Matthew C. Hook - Director