Form 10-Q
period 2005-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2005-05-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2005


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

Class A Common Stock, Par Value $.01 - 3,252,446 shares as of May 6, 2005.

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

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                       2005                2004
                                                       ----                ----

Net sales                                           $18,977             $12,616
Cost of goods sold                                   12,737               8,640
                                                     ------               -----

Gross profit                                          6,240               3,976
Selling, general and administrative expenses          2,665               1,868
                                                      -----               -----

Operating income                                      3,575               2,108
Interest income (expense), net                         (421)                 13
                                                     ------               -----

Income before minority interest and income taxes      3,154               2,121
Minority interest, net of income taxes                   44                   -
                                                   --------             -------

Income before income taxes                            3,198               2,121
Income tax expense                                    1,503                 772
                                                     ------             -------

Income from continuing operations                     1,695               1,349
                                                     ------              ------

Discontinued operations:
      Loss from operation of discontinued
         segment                                          -                (283)
      Income tax benefit                                  -                 113
                                                       ----             -------

Loss on discontinued operations                           -                (170)
                                                       ----            ---------

Net income                                          $ 1,695             $ 1,179
                                                     ======            ========

Basic earnings per share - continuing operations    $  0.52             $  0.46
Diluted earnings per share - continuing operations  $  0.52             $  0.42

Basic (loss) per share - discontinued operations    $  0.00            ($  0.06)
Diluted (loss) per share - discontinued operations  $  0.00            ($  0.06)

Basic earnings per share                            $  0.52             $  0.40
Diluted earnings per share                          $  0.52             $  0.37

Weighted average common shares outstanding - basic    3,261               2,944
Weighted average common shares outstanding - diluted  3,291               3,177

Dividends per common share                            $0.50               $0.00

See accompanying notes to condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                         (Unaudited)
                                        March 31, 2005        December 31, 2004
ASSETS
Current assets:
  Cash and cash equivalents                    $  2,937                $  4,015
  Accounts receivable                             8,923                   8,758
  Inventories                                     9,877                   8,214
  Deferred income taxes                             651                   1,312
  Other current assets                            2,088                   1,999
                                                 -------                 -------
      Total current assets                       24,476                  24,298

Property, plant and equipment, net                7,923                   8,171
Goodwill                                          2,521                   2,521
Deferred income taxes                             3,851                   3,851
Other assets                                        693                     605
                                                -------                --------
                                               $ 39,464                $ 39,446
                                                 ======                  ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                             $  6,178                $  4,030
  Accrued expenses                                2,438                   3,352
  Current portion of long term debt,
   including capital leases                       4,417                   4,434
                                                 ------                   -----
      Total current liabilities                  13,033                  11,816

Long-term pension liability                       5,879                   5,879
Long term debt, less current portion             23,075                  24,229
Minority interest                                   365                     409
Other long term liabilities                         295                     303
                                                    ---                     ---
      Total liabilities                          42,647                  42,636

Commitments and contingencies                         -                       -

Stockholders' deficit:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,251,846 shares
         and 3,251,222 shares, respectively          32                      32
Additional paid-in capital                        1,413                   1,371
Retained earnings                                    65                       -
Accumulated other comprehensive loss             (4,693)                 (4,593)
                                               --------                --------
Net stockholders' deficit                        (3,183)                 (3,190)
                                                -------                --------
                                               $ 39,464                $ 39,446
                                                 ======                  ======

See accompanying notes to condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                         2005              2004
                                                         ----              ----
Cash flows from operating activities:
  Income from continuing operations                   $ 1,695           $ 1,349
Adjustments to reconcile income from continuing
 operations to net cash provided by (used in)
 operating activities:
    Depreciation and amortization                         375               360
    Additions to paid-in capital resulting from
     tax benefits                                           -               311
    Non-cash compensation                                  42                18
    Changes in assets and liabilities:
      Accounts receivable                                (249)           (1,611)
      Inventories                                      (1,775)             (734)
      Other current assets                                569               280
      Accounts payable                                  2,212             1,437
      Accrued expenses                                   (887)           (1,433)
      Minority interest                                   (36)                -
      Other, net                                         (131)                -
      Cash flows used in discontinued operations            -              (687)
                                                      -------              ----
Net cash provided by (used in) operating activities     1,815              (710)
                                                       ------            ------

Cash flows from investing activities:
      Capital expenditures                               (127)             (381)
                                                       ------            ------
Net cash used in investing activities                    (127)             (381)
                                                       -------            -----

Cash flows from financing activities:
   Proceeds from exercise of stock options                  -                91
   Dividends paid                                      (1,630)                -
   Repayment of long-term debt                         (1,171)              (34)
                                                      -------           -------
Net cash provided by (used in) financing activities    (2,801)               57
                                                      -------           -------

Effect of exchange rate changes on cash                    35               164
                                                        -----            ------

Net decrease in cash and cash equivalents              (1,078)             (870)
Cash and cash equivalents, beginning of period          4,015             6,172
                                                        -----           -------
Cash and cash equivalents, end of period              $ 2,937           $ 5,302
                                                        =====           =======



See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)




DESCRIPTION OF BUSINESS

Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

USE OF ESTIMATES

The Company's consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

The accompanying financial statements of the Company for the three months ended March 31, 2005 and 2004 are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventory are as follows (in thousands):

                                     March 31, 2005           December 31, 2004
--------------------------------------------------------------------------------
     Raw material                           $ 7,311                       5,921
     Work-in-process                          1,894                       1,506
     Finished goods                             672                         787
--------------------------------------------------------------------------------
       Total                                $ 9,877                       8,214


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                          Three Months Ended
                                                               March 31,
                                                         2005              2004
--------------------------------------------------------------------------------

Income from continuing operations                      $1,695            $1,349
                                                       ======            ======

Net income                                             $1,695            $1,179
                                                       ======            ======

Weighted average shares used
 in basic computation                                   3,261             2,944
Dilutive effect of stock options                           30               233
                                                        -----             -----
Weighted average shares used
  for diluted calculation                               3,291             3,177


Stock options outstanding                                  44               339

Range of exercise price                          $7.32-$11.36      $5.63-$11.36

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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                                Three Months
                                                               Ended March 31,
                                                             2005          2004
--------------------------------------------------------------------------------
Net income as reported                                     $1,695        $1,179
--------------------------------------------------------------------------------

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects           (26)          (26)
--------------------------------------------------------------------------------
Net income, as adjusted                                    $1,669        $1,153
                                                           ======        ======

Earnings per share:
Basic - as reported                                        $ 0.52        $ 0.40
Basic - as adjusted                                        $ 0.51        $ 0.39

Diluted - as reported                                      $ 0.52        $ 0.37
Diluted - as adjusted                                      $ 0.51        $ 0.36


REPORTING OTHER COMPREHENSIVE INCOME
The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2005 and 2004 was a loss on foreign currency translation of $100,000 and a gain of $164,000, respectively.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:
                                                                Three Months
                                                               Ended March 31,
                                                             2005         2004
--------------------------------------------------------------------------------
Statutory Federal rate                                         34%          34 %
 State taxes, net of Federal benefit                            3%           2 %
 Rate difference on foreign income                              9%          (1)%
 Other                                                          1%           1 %
--------------------------------------------------------------------------------
 Effective tax rate on income from continuing operations       47%          36 %

LONG TERM DEBT

On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). On March 21, 2002, the Company received $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with a previous bank.

On March 21, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions. On June 20, 2003 the Company amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility was reduced from $10,000,000 to $8,000,000. On June 19, 2003 the Company paid off the remaining outstanding balance.

On December 7, 2004, the Company amended the existing credit facility with LaSalle. The new credit facility consists of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000.The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at March 31, 2005 was approximately $8.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at March 31, 2005 were $600,000. Amounts available under the revolving credit facility at March 31, 2005 were approximately $0.9 million.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company is in compliance with all covenants as of March 31, 2005.

Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately $38,200,000.

The outstanding balance with LaSalle was $27,479,000 at March 31, 2005.

DERIVATIVE INSTRUMENTS
The Company utilizes interest rate derivatives to mitigate risk associated with fluctuations in the interest rates on the Company's variable rate borrowings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has designated its derivative financial instruments as economic cash flow hedges. The Company's derivatives do not qualify with the standards required to account for its derivatives as effective hedges and therefore, changes in the fair value of the Company's derivatives are recognized in the consolidated statement of operations.

In accordance with the existing credit facility, on January 6, 2005, the Company entered into a 5-year fully amortized interest rate swap agreement with LaSalle Bank for a notional amount of $8.8 million. The agreement has a floor and cap rate of 2.96% and 6.00%, respectively and is payable monthly based on the difference between 30 day LIBOR and the respective floor or cap rate. Additional interest expense paid by the Company during the three month period ended March 31, 2005 related to this agreement totaled approximately $8,000. The fair value of this derivative at March 31, 2005 was not material.


PENSION PLANS

The Company currently has one defined benefit pension plan and a 401(k) plan covering substantially all employees. The benefits paid under the defined benefit pension plan generally are based on an employee's years of service and compensation during the last years of employment (as defined). Annual contributions made to the pension plan are determined in compliance with the minimum funding requirements of ERISA, using a different actuarial cost method and different actuarial assumptions than are used for determining pension expense for financial reporting purposes. Plan assets consist principally of publicly traded equity and debt securities.

   Net pension cost included the following (in thousands):
                                                                Three Months
                                                               Ended March 31,
                                                            2005           2004
--------------------------------------------------------------------------------
Service cost                                                $  -            $66
 Interest cost on benefits earned in prior years             220            275
 Expected return on assets                                  (232)          (246)
 Amortization of net loss                                    112            131
--------------------------------------------------------------------------------
 Net pension cost                                           $100           $226


On December 31, 2004, the Reinhold Industries, Inc. Retirement Plan was frozen. No additional years of service or future salary increases will accrue to active employees in determining plan benefits. There will be no change in benefit levels to terminated vested and retired employees.

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

On December 17, 2004, Samuel Bingham Enterprises, Inc. sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.1 million cash, subject to post-closing adjustments. The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred include accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price was adjusted by $0.3 million during the first quarter 2005 to $2.8 million based on the final computation of closing date working capital. The purchase price adjustment was accrued as of December 31, 2004.

 Operating results of the discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows (in thousands):
                                                                 Three Months
                                                                Ended March 31,
                                                              2005         2004
--------------------------------------------------------------------------------
Net sales                                                       $-       $4,276
--------------------------------------------------------------------------------
 Loss from operations                                            -         (283)
 Impairment loss                                                 -            -
 Tax benefit                                                     -          113
--------------------------------------------------------------------------------
 Loss on discontinued operations                                $-       ($ 170)

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

                                                            Three Months Ended
                                                                 March 31,

                                                           2005            2004
--------------------------------------------------------------------------------
Net sales
     Aerospace                                          $ 5,002         $ 5,142
     CompositAir                                          1,274           1,297
     Commercial                                             905             777
      NP Aerospace                                       11,796           5,400
--------------------------------------------------------------------------------
Total sales                                             $18,977         $12,616

Income before income taxes from continuing
   operations
     Aerospace                                          $ 1,359         $ 1,542
     CompositAir                                           (217)            (15)
     Commercial                                             128              65
     NP Aerospace                                         2,785             766
     Unallocated corporate expenses                        (857)           (237)
--------------------------------------------------------------------------------
Total income before income taxes
  from continuing operations                            $ 3,198         $ 2,121


                                             March 31, 2005   December 31, 2004
--------------------------------------------------------------------------------
Total assets
     Aerospace                                      $10,672             $12,266
     CompositAir                                      2,596               2,564
     Commercial                                       1,553               1,503
     NP Aerospace                                    16,500              13,858
     Unallocated corporate                            8,143               9,255
--------------------------------------------------------------------------------
Total assets                                        $39,464             $39,446


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

RECENT ACCOUNTING PRONOUNCEMENTS


In November 2004, the FASB revised Statement No. 151 (FAS 151) "Inventory Costs, an amendment of ARB No. 43, Chapter 4." FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The impact to the Company has not yet been determined.

In December 2004, the FASB revised Statement No. 123 (FAS 123R), "Share-Based Payment." FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after December 15, 2005. The impact to the Company has not yet been determined.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2005

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

      Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Revenue Recognition And Allowances For Doubtful Accounts
The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Allowance for doubtful accounts is estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.

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

Based on our assessment of the factors discussed above, we consider NP Aerospace's local currency to be the functional currency. Accordingly, we had cumulative foreign currency translation gains of approximately $921,000 and $1,021,000 that were included as part of "accumulated other comprehensive loss" within our balance sheet at March 31, 2005 and December 31, 2004, respectively.

Accounting for Investment in Majority Owned Subsidiary
In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94," Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "nonhomogeneous" operations, a large minority interest, or a foreign location. As of March 31, 2005 and December 31, 2004, the financial statements of NPAJ have been consolidated into the financial statements of NP Aerospace.

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

Comparison of First Quarter 2005 to 2004

      In the first quarter of 2005, net sales increased $6.4 million (50%) to $19.0 million, compared to first quarter 2004 sales of $12.6 million. Sales in the Aerospace business unit decreased by $0.1 million (3%) to $5.0 million. Sales in the CompositAir business unit were flat at $1.3 million compared with the first quarter of 2004. Sales increased $0.1 million (16%) to $0.9 million in the Commercial business unit due to higher shipments of pool filter tanks. Sales at NP Aerospace increased by $6.4 million (118%) to $11.8 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense and sales of military helmets by NPA Jordan.

      Gross profit margin in the first quarter of 2005 increased to 33% from 32% in 2004. Gross profit margin for Aerospace increased from 44% to 47% due to changes in product mix. Gross profit margin for CompositAir was flat at approximately 13%. Gross profit margin for Commercial increased from 26% to 33% due primarily to increased selling prices. Gross profit margin for NP Aerospace increased from 25% to 29% due to increased sales and the resulting absorption of manufacturing overhead expenses.

      Selling, general and administrative expenses for the first quarter 2005 were $2.7 million (14% of sales) compared to $1.9 million (15% of sales) for the same quarter of 2005. The increase is primarily due to increased compensation costs and higher audit and tax compliance fees.

      Interest expense, net was $0.4 million in the first quarter of 2005 compared to interest income, net of $13 thousand in the first quarter of 2004 due to borrowings against the bank line of credit in December 2004.

      Income before income taxes increased to $3.2 million (17% of sales) in the first quarter of 2005 from $2.1 million (17% of sales) in the same period of 2004. Income before income taxes for Aerospace was $1.4 million (27% of sales) in 2005 compared to $1.5 million (30% of sales) in 2004 due to increased selling, general and administrative expenses. A loss before income taxes was realized for CompositAir in the first quarter of 2005 of $0.2 million (-17% of sales) compared to breakeven in 2004 due to the elimination of technology transfer fee income. Income before income taxes for Commercial increased by 97% to $128 thousand (14% of sales) compared to $65 thousand (8% of sales) in 2004. Income before income taxes for NP Aerospace increased to $2.8 million (24% of sales) from $0.8 million (14% of sales) due to higher sales of retrofitted light armored vehicles for the U.K. Ministry of Defense and sales of military helmets by NPA Jordan.

      Income tax expense of $1.5 million (47% effective rate) was recorded in the first quarter of 2005 as compared to $0.7 million (31% effective rate) the first quarter of 2004 due to the tax impact of the repatriation of foreign funds. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

      Loss on discontinued operations, net of income tax benefit, was $0.2 million in the first quarter of 2004. Bingham was sold in December 2004.

      At December 31, 2004, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $23.9 million. The Company may utilize the Federal net operating losses by carrying them forward to offset future Federal taxable income, if any. These losses will begin to expire in 2011. As more fully described in Note 3 to the 2004 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

      As of March 31, 2005, working capital was $11.4 million, down $1.0 million from December 31, 2004. Cash and cash equivalents of $2.9 million held at March 31, 2005 were $1.1 million lower than cash and cash equivalents held at December 31, 2004 primarily due to the repayment of long term debt and shareholder dividends.

      Net cash provided by operating activities totaled $1.8 million for the three months ended March 31, 2005. Net cash used in operating activities totaled $0.7 million for the comparable period in 2004. The increase over the prior period is due to higher income from continuing operations and the elimination of cash consumed by Bingham.

Net cash used in investing activities for the three months ended March 31, 2005 and 2004 totaled $0.1 million and $0.4 million, respectively, and consisted of capital expenditures.

      Net cash used in financing activities for the three months ended March 31, 2005 totaled $2.8 million and consisted of dividends paid of $1.6 million and the repayment of long term debt of $1.2 million. Net cash provided by financing activities for the three months ended March 31, 2004 totaled $0.1 million and consisted of proceeds of stock option exercises less repayment of long-term debt.

      Expenditures in 2005 and 2004 related to investing and financing activities were financed by existing cash and cash equivalents.

         On March 20, 2002, the Company entered into a one year $10,000,000 revolving credit facility with LaSalle Bank National Association ("LaSalle"). On March 21, 2002, the Company received $7,200,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to extinguish all outstanding debt with a previous bank.

         On March 21, 2003, the Company amended the credit facility to extend the termination date to June 20, 2003. No changes were made to any other terms and conditions. On June 20, 2003 the Company amended the credit facility to extend the termination date to June 20, 2004. The line of credit under the facility was reduced from $10,000,000 to $8,000,000. On June 19, 2003 the Company paid off the remaining outstanding balance.

         On December 7, 2004, the Company amended the existing credit facility with LaSalle. The new credit facility consists of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000.The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at March 31, 2005 was approximately $8.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at March 31, 2005 were $600,000. Amounts available under the revolving credit facility at March 31, 2005 were approximately $0.9 million.

         The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company is in compliance with all covenants as of March 31, 2005.

         Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately $38,200,000.

      The outstanding balance with LaSalle was $27,479,000 at March 31, 2005

      Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least March 31, 2006.


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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          All of the Company's debt at March 31, 2005, approximately $27.5 million, is at variable interest rates based on LIBOR plus 2.50% - 3.00%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 3.09% at March 31, 2005. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $190,000 impact on interest expense for the year ended December 31, 2005.



Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

           As of March 31, 2005, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

    10.13 Amended and Restated Credit Agreement dated as of December 8, 2004 among Reinhold Industries, Inc., NP Aerospace Limited, as borrowers, and LaSalle Bank National Association filed on Form 10-K filed with the Commission on March 30, 2005.

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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K

         Form 8-K/A was filed on March 30, 2005 disclosing pro-forma information for 2004 for the impact of interest expense on the LaSalle line of credit and the sale of Samuel Bingham Enterprises, Inc. as if the transactions had occurred on January 1, 2004.

         Form 8-K was filed on February 10, 2005 disclosing non-reliance on the financial statements for the quarter and nine months ended September 30, 2004.

         Form 8-K was filed on January 3, 2005 announcing the completion of payment of the $11.75 per share special dividend on December 28, 2005.

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


DATE: May 12, 2005

                           By: /S/ Brett R. Meinsen
                                   Brett R. Meinsen
                                   Vice President - Finance and Administration,
                                                    Treasurer and Secretary
                                                   (Principal Financial Officer)