Form 10-Q
period 2005-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2005-08-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2005


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

Class A Common Stock, Par Value $.01 - 3,253,100 shares as of August 10, 2005.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                             PAGE


Item 1.

Condensed Consolidated Statements of Operations                               3

Condensed Consolidated Balance Sheets                                         5

Condensed Consolidated Statements of Cash Flows                               6

Notes to Condensed Consolidated Financial Statements                          7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                     16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                   23


Item 4.

Controls and Procedures                                                      23


PART II - OTHER INFORMATION                                                  24

SIGNATURES                                                                   28

EXHIBITS                                                                     29


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                                          Three Months Ended
                                                                               June 30,
                                                                     2005                     2004
                                                                     ----                     ----

Net sales                                                         $21,561                  $15,532
Cost of goods sold                                                 14,701                   10,174
                                                                   ------                   ------

Gross profit                                                        6,860                    5,358
Selling, general and administrative expenses                        2,845                    2,501
                                                                    -----                    -----

Operating income                                                    4,015                    2,857
Interest income (expense), net                                       (437)                      21
                                                                    ------                   -----

Income before minority interest and income taxes                    3,578                    2,878
Minority interest, net of income taxes                                (88)                      -
                                                                   -------                 -------

Income from continuing operations before income taxes               3,490                    2,878
Income tax expense                                                  1,752                      959
                                                                   ------                  -------

Income from continuing operations                                   1,738                    1,919
                                                                   ------                   ------

Discontinued operations:
      Loss from operation of discontinued
         segment                                                        -                     (389)
      Income tax benefit                                                -                     (156)
                                                                     ----                 ---------

Loss on discontinued operations                                         -                     (233)
                                                                     ----                 ---------

Net income                                                        $ 1,738                  $ 1,686
                                                                   ======                  ========

Basic earnings per share - continuing operations                  $  0.53                  $  0.65
Diluted earnings per share - continuing operations                $  0.53                  $  0.60

Basic (loss) per share - discontinued operations                  $  0.00                 ($  0.08)
Diluted (loss) per share - discontinued operations                $  0.00                 ($  0.08)

Basic earnings per share                                          $  0.53                  $  0.57
Diluted earnings per share                                        $  0.53                  $  0.53

Weighted average common shares outstanding - basic                  3,262                    2,960
Weighted average common shares outstanding - diluted                3,293                    3,186

Dividends per common share                                          $0.50                    $0.00



See accompanying notes to condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)
                                                                             Six Months Ended
                                                                                 June 30,
                                                                    2005                      2004
                                                                    ----                      ----

Net sales                                                         $40,538                  $28,148
Cost of goods sold                                                 27,438                   18,814
                                                                   ------                   ------

Gross profit                                                       13,100                    9,334
Selling, general and administrative expenses                        5,510                    4,369
                                                                    -----                    -----

Operating income                                                    7,590                    4,965
Interest income (expense), net                                       (858)                      34
                                                                    ------                   -----

Income before minority interest and income taxes                    6,732                    4,999
Minority interest, net of income taxes                                (44)                      -
                                                                   -------                   -----

Income from continuing operations before income taxes               6,688                    4,999
Income tax expense                                                  3,255                    1,731
                                                                   ------                  -------

Income from continuing operations                                   3,433                    3,268
                                                                   ------                   ------

Discontinued operations:
      Loss from operation of discontinued
         segment                                                        -                     (672)
      Income tax benefit                                                -                     (269)
                                                                     ----                 ---------

Loss on discontinued operations                                         -                     (403)
                                                                     ----                 ---------

Net income                                                        $ 3,433                  $ 2,865
                                                                   ======                  ========

Basic earnings per share - continuing operations                  $  1.05                  $  1.11
Diluted earnings per share - continuing operations                $  1.04                  $  1.03

Basic (loss) per share - discontinued operations                  $  0.00                 ($  0.14)
Diluted (loss) per share - discontinued operations                $  0.00                 ($  0.14)

Basic earnings per share                                          $  1.05                  $  0.97
Diluted earnings per share                                        $  1.04                  $  0.90

Weighted average common shares outstanding - basic                  3,261                    2,952
Weighted average common shares outstanding - diluted                3,292                    3,180

Dividends per common share                                          $1.00                    $0.00



See accompanying notes to condensed consolidated financial statements.


                           REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                               (Unaudited)
                                                            June 30, 2005       December 31, 2004

ASSETS
Current assets:
  Cash and cash equivalents                                      $  3,036                 $ 4,015
  Accounts receivable (less allowance for doubtful
      accounts of $15 and $15, respectively)                        9,584                   8,758
  Inventories                                                      10,066                   8,214
  Deferred income taxes                                               189                   1,312
  Other current assets                                              2,199                   1,999
                                                                  -------                 -------
      Total current assets                                         25,074                  24,298

Property, plant and equipment, net                                  7,755                   8,171
Goodwill                                                            2,521                   2,521
Deferred income taxes                                               3,851                   3,851
Other assets                                                          615                     605
                                                                  -------                --------
                                                                 $ 39,816                $ 39,446
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                $ 6,654                $  4,030
  Accrued expenses                                                  3,655                   3,352
  Current portion of long-term debt, including
     capital leases                                                 4,404                   4,434
                                                                   ------                   -----
      Total current liabilities                                    14,713                  11,816

Long-term pension liability                                         5,879                   5,879
Long-term debt, less current portion                               21,854                  24,229
Minority interest                                                     453                     409
Other long term liabilities                                           282                     303
                                                                      ---                     ---
      Total liabilities                                            43,181                  42,636

Commitments and contingencies

Stockholders' deficit:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,252,446 shares
         and 3,251,222 shares, respectively                            32                      32
Additional paid-in capital                                          1,443                   1,371
Retained earnings                                                     173                       -
Accumulated other comprehensive loss                               (5,013)                 (4,593)
                                                                 --------                --------
Net stockholders' deficit                                          (3,365)                 (3,190)
                                                                  -------                 -------
                                                                 $ 39,816                $ 39,446
                                                                   ======                  ======



See accompanying notes to condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                     2005                    2004
                                                                     ----                    ----

Cash flows from operating activities:
  Income from continuing operations                              $  3,433                 $ 3,268
Adjustments to reconcile income from continuing
 operations to net cash provided by operating
 activities:
    Depreciation and amortization                                     674                     714
    Deferred income taxes                                           1,123                       -
    Additions to paid-in capital resulting from tax benefits            -                     475
    Non-cash compensation                                              72                      54
    Changes in assets and liabilities:
      Accounts receivable                                          (1,316)                   (869)
      Inventories                                                  (2,407)                 (1,277)
      Other current assets                                           (206)                    444
      Accounts payable                                              3,035                   1,614
      Accrued expenses                                                515                    (277)
      Minority interest                                                82                       -
      Other, net                                                      (17)                     (4)
      Cash flows used in discontinued operations                        -                    (878)
                                                                  -------                    ----
Net cash provided by operating activities                           4,988                   3,264
                                                                   ------                  ------

Cash flows from investing activities:
      Capital expenditures                                           (425)                   (581)
                                                                   ------                   ------
Net cash used in investing activities                                (425)                   (581)
                                                                  --------                   -----

Cash flows from financing activities:
   Proceeds from exercise of stock options                              -                     107
   Dividends paid                                                  (3,260)                      -
   Repayment of long-term debt                                     (2,405)                    (65)
                                                                  --------                 -------
Net cash provided by (used in) financing activities                (5,665)                     42
                                                                ----------               --------

Effect of exchange rate changes on cash                               123                     142
                                                                   ------                  ------

Net increase (decrease) in cash and cash equivalents                 (979)                  2,867
Cash and cash equivalents, beginning of period                      4,015                   6,172
                                                                    -----                 -------
Cash and cash equivalents, end of period                          $ 3,036               $   9,039
                                                                    =====                 =======




See accompanying notes to condensed consolidated financial statements

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)




DESCRIPTION OF BUSINESS

Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

USE OF ESTIMATES

The Company's condensed consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2004.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventories are as follows (in thousands):

                                      June 30, 2005          December 31, 2004
--------------------------------------------------------------------------------
     Raw material                           $ 7,335                      5,921
     Work-in-process                          2,091                      1,506
     Finished goods                             640                        787
--------------------------------------------------------------------------------
       Total                              $  10,066                      8,214


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                    Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                                2005              2004                     2005           2004
                                       ---------------------------------------------------------------------------

Income from continuing operations             $1,738            $1,919                   $3,433        $ 3,268
                                              ======            ======                   ======        =======

Net income                                    $1,738            $1,686                   $3,433        $ 2,865
                                              ======            ======                   ======        =======

Weighted average shares used
 in basic computation                          3,262             2,960                    3,261          2,952
Dilutive effect of stock options                  31               226                       31            228
                                               -----             -----                    -----          -----
   Weighted average shares used
     for diluted calculation                   3,293             3,186                    3,292          3,180
                                               =====             =====                    =====          =====

Stock options outstanding                         44               336                       44             336
Range of exercise price                 $7.32-$11.36      $5.63-$11.36             $7.32-$11.36    $5.63-$11.36


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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                                        Three Months               Six Months
                                                                       Ended June 30,             Ended June 30,
                                                                        2005      2004           2005         2004
-----------------------------------------------------------------------------------------------------------------------------------

Net income as reported                                               $1,738      $1,686        $3,433      $2,865

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                     (27)        (27)          (53)        (53)
-----------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                              $1,711      $1,659        $3,380      $2,812
                                                                     ======      ======        ======      ======

Earnings per share:

Basic - as reported                                                   $0.53       $0.57         $1.05       $0.97
Basic - as adjusted                                                   $0.52       $0.56         $1.04       $0.95

Diluted - as reported                                                 $0.53       $0.53         $1.04       $0.90
Diluted - as adjusted                                                 $0.52       $0.52         $1.03       $0.88




OTHER COMPREHENSIVE INCOME
The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended June 30, 2005 and 2004 was a loss on foreign currency translation of $320,000 and a gain of $21,000, respectively. The difference between net income and total comprehensive income during the six months ended June 30, 2005 and 2004 was a loss on foreign currency translation of $420,000 and a gain of $185,000, respectively.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:

                                                                     Three Months                 Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                  2005         2004          2005           2004
------------------------------------------------------------------------------------------------------------------------------------

Statutory Federal rate                                              34%          34%           34%            34%
State taxes, net of Federal benefit                                  3%           2%            3%             2%
Rate difference on foreign income                                   11%          (3)%          10%            (2)%
Other                                                                2%           -             2%             1%
------------------------------------------------------------------------------------------------------------------------------------
Effective tax rate on income from continuing operations             50%          33%           49%            35%


LONG TERM DEBT

On March 20, 2002, the Company entered into a revolving credit facility with LaSalle Bank National Association ("LaSalle"). On December 7, 2004, the Company amended the existing credit facility with LaSalle. The new credit facility consists of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately $38,200,000.

The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at June 30, 2005 was approximately $8.8 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at June 30, 2005 were $600,000. The amount available under the revolving credit facility at June 30, 2005 was approximately $1.2 million.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of June 30, 2005.

The outstanding balance with LaSalle was $26,258,000 at June 30, 2005.

DERIVATIVE INSTRUMENTS
The Company utilizes interest rate derivatives to mitigate risk associated with fluctuations in the interest rates on the Company's variable rate borrowings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company has designated its derivative financial instruments as economic cash flow hedges. The Company's derivatives do not meet the standards required to account for them as effective hedges and therefore, changes in the fair value of the Company's derivatives are recognized in the consolidated statement of operations.

In accordance with the existing credit facility, on January 6, 2005, the Company entered into a 5-year fully amortized interest rate swap agreement with LaSalle Bank for a notional amount of $8.8 million. The agreement has a floor and cap rate of 2.96% and 6.00%, respectively and is payable monthly based on the difference between 30 day LIBOR and the respective floor or cap rate. Additional interest expense paid by the Company during the three and six month periods ended June 30, 2005 related to this agreement totaled approximately $0 and $8,000, respectively. The fair value of this derivative at June 30, 2005 was de minimis.

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

Net pension cost included the following (in thousands):


                                                                     Three Months                 Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                  2005         2004          2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                                        $-          $64            $-           $130
Interest cost on benefits earned in prior years                    220          270           440            545
Expected return on assets                                         (233)        (242)         (465)          (488)
Amortization of net obligation at transition                         -            1             -              1
Amortization of net loss                                           113          129           225            260
------------------------------------------------------------------------------------------------------------------------------------
Net pension cost                                                  $100         $222          $200           $448


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

FOREIGN CURRENCY
The reporting currency of the Company is the United States dollar. The functional currency of NP Aerospace is the British pound sterling. For consolidation purposes, the assets and liabilities of the Company's subsidiaries are translated at the exchange rate in effect at the balance sheet date. The consolidated statement of operations is translated at the average exchange rate in effect during the period being reported.

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

On December 17, 2004, Samuel Bingham Enterprises, Inc. sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.1 million cash, subject to post-closing adjustments. The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred included accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price was adjusted by $0.3 million during the first quarter 2005 to $2.8 million based on the final computation of closing date working capital. The purchase price adjustment was accrued as of December 31, 2004.

 Operating results of the discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows (in thousands):



                                                                    Three Months                 Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                  2005         2004          2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $-       $4,003            $-         $8,279
------------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                 -         (389)            -           (672)
Tax benefit                                                          -          156             -            269
------------------------------------------------------------------------------------------------------------------------------------
Loss on discontinued operations                                     $-        ($233)           $-          ($403)


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



Notes to Condensed Consolidated Financial Statements (Continued)


The information in the following tables is derived directly from the segments' internal financial reporting for corporate management purposes (in thousands).


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                        2005           2004                  2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                       $ 5,170        $ 5,396               $10,172        $10,538
     CompositAir                                       1,422          1,130                 2,696          2,427
     Commercial                                          904            794                 1,809          1,571
     NP Aerospace                                     14,065          8,212                25,861         13,612
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                          $21,561        $15,532               $40,538        $28,148
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
   before income taxes
     Aerospace                                       $ 1,485        $ 1,663               $ 2,844        $ 3,205
     CompositAir                                        (220)          (140)                 (437)          (155)
     Commercial                                          108            108                   236            173
     NP Aerospace                                      2,894          1,924                 5,679          2,690
     Unallocated corporate expenses                     (777)          (677)               (1,634)          (914)
------------------------------------------------------------------------------------------------------------------------------------
Total income from continuing operations
       before income taxes                           $ 3,490        $ 2,878               $ 6,688        $ 4,999




                                                             June 30, 2005          December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
 Total assets
     Aerospace                                                     $10,847                    $12,266
     CompositAir                                                     2,895                      2,564
     Commercial                                                      1,551                      1,503
     NP Aerospace                                                   16,950                     13,858
     Unallocated corporate                                           7,573                      9,255
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                       $39,816                    $39,446


LEGAL PROCEEDINGS

On August 11, 2000, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is not currently a party to any litigation concerning the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated condensed financial position or results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Costs


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


Share-Based Payment

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions, as we do currently, using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be more appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of FAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options beginning with the first disclosed period restated.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. The impact to the Company has not yet been determined but is expected to be de minimis.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  June 30, 2005

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

Valuation Of Long-Lived Assets
In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142 and SFAS No. 144, we assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. This assessment is performed at least on an annual basis for goodwill. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

Accounting for Investment in Majority Owned Subsidiary
In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94," Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "nonhomogeneous" operations, a large minority interest, or a foreign location. As of June 30, 2005 and December 31, 2004, the financial statements of NPAJ have been consolidated into the financial statements of NP Aerospace.

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

Comparison of Second Quarter 2005 to 2004

In the second quarter of 2005, net sales increased $6.0 million (39%) to $21.6 million, compared to second quarter 2004 sales of $15.5 million. Sales in the Aerospace business unit decreased by $0.2 million (4%) to $5.2 million. Sales in the CompositAir business unit increased by $0.3 million (25%) to $1.4 million compared with the second quarter of 2004. Sales increased $0.1 million (14%) to $0.9 million in the Commercial business unit due to higher selling prices. Sales at NP Aerospace increased by $5.9 million (71%) to $14.1 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense and sales of military helmets by NPA Jordan.

Gross profit margin in the second quarter of 2005 decreased to 32% from 35% in 2004. Gross profit margin for Aerospace increased from 46% to 48% due to changes in product mix. Gross profit margin for CompositAir increased from 8% to 12% due to increased sales and the resulting absorption of manufacturing overhead expenses. Gross profit margin for Commercial decreased from 31% to 30% due primarily to changes in product mix. Gross profit margin for NP Aerospace decreased from 31% to 28% due to changes in product mix.

Selling, general and administrative expenses for the second quarter 2005 were $2.8 million (13% of sales) compared to $2.5 million (16% of sales) for the same quarter of 2004. The increase is primarily due to higher R&D expenditures, additional sales and marketing costs and higher audit and tax compliance fees.

Interest expense, net was $0.4 million in the second quarter of 2005 compared to interest income, net of $21 thousand in the second quarter of 2004 due to borrowings against the bank line of credit in December 2004.

Income from continuing operations before income taxes increased to $3.5 million (16% of sales) in the second quarter of 2005 from $2.9 million (19% of sales) in the same period of 2004. Income from continuing operations before income taxes for Aerospace was $1.5 million (29% of sales) in 2005 compared to $1.7 million (31% of sales) in 2004 due to increased selling, general and administrative expenses. A loss from continuing operations before income taxes was realized for CompositAir in the second quarter of 2005 of $0.2 million (-15% of sales) compared to a loss from continuing operations of $0.1 million (-12% of sales) in 2004 due to the elimination of technology transfer fee income from NP Aerospace. Income from continuing operations before income taxes for Commercial was flat at $0.1 million compared to 2004. Income from continuing operations before income taxes for NP Aerospace increased to $2.9 million (21% of sales) from $1.9 million (23% of sales) due to higher sales of retrofitted light armored vehicles for the U.K. Ministry of Defense and sales of military helmets by NPA Jordan.

Income tax expense of $1.8 million (50% effective rate) was recorded in the second quarter of 2005 as compared to $1.0 million (33% effective rate) the second quarter of 2004 due to the tax impact of the repatriation of foreign funds. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Loss on discontinued operations, net of income tax benefit, was $0.2 million in the second quarter of 2004. Bingham was sold in December 2004.

Comparison of Six Months 2005 to 2004

In the first six months of 2005, net sales increased $12.4 million, or 44%, to $40.5 million, compared to 2004 sales of $28.1 million. Sales in the Aerospace business unit decreased by $0.4 million (3%) to $10.2 million. Sales in the CompositAir business unit increased by $0.3 million (11%) to $2.7 million due to changes in product mix. Sales in the Commercial business unit increased by $0.2 million (15%) to $1.8 million due mainly to higher selling prices. Sales at NP Aerospace rose $12.2 million (90%) to $25.9 million due primarily to retrofitting of light armored vehicles for the U.K. Ministry of Defense.

Gross profit margin in the first six months of 2005 was 32% compared to 33% in 2004. Gross profit margin for Aerospace increased to 47% from 45% due to favorable product mix. Gross profit margin for CompositAir increased from 11% to 13% due to higher sales volume and the resulting absorption of manufacturing overhead expense. Gross profit margin for Commercial rose from 28% to 32% due primarily to higher selling prices. Gross profit margin for NP Aerospace was essentially flat at 29%.

Selling, general and administrative expenses for the first six months of 2005 were $5.5 million (14% of sales) compared to $4.4 million (16% of sales) for the first six months of 2004. The increase is due to additional sales headcount, tradeshow expenses, audit and tax fees, and higher R&D expenditures.

Interest expense, net in the first six months of 2005 was $0.9 million compared with interest income of $34 thousand in 2004 due to borrowings against the bank line of credit in December 2004.

Income from continuing operations before income taxes increased to $6.7 million (16% of sales) in the first six months of 2005 from $5.0 million (18% of sales) in the same period of 2004 due to higher sales. Income from continuing operations before income taxes for Aerospace was $2.8 million (28% of sales) in 2005 compared to $3.2 million (30% of sales) in 2004 due to higher selling, general and administrative expenses. CompositAir realized a loss from continuing operations before income taxes in 2004 of $0.4 million (-16% of sales) compared to a loss from continuing operations before income taxes of $0.2 million (-6% of sales) in 2004 due to higher selling, general and administrative expenses and the elimination of technology transfer fee income from NP Aerospace. Income from continuing operations before income taxes for Commercial was flat at $0.2 million (13% of sales). Income from continuing operations before income taxes for NP Aerospace rose to $5.7 million (22% of sales) from $2.7 million (20% of sales) due to increased sales of light armored vehicles for the U.K. Ministry of Defense.

A tax provision of $3.3 million was recorded in the first six months of 2005 as compared to $1.7 million in the first six months of 2004. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Loss on discontinued operations, net of income tax benefit, was $0.4 million for the first six months of 2004. Bingham was sold in December 2004.

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

Liquidity and Capital Resources

As of June 30, 2005, working capital was $10.4 million, down $2.1 million from December 31, 2004. Cash and cash equivalents of $3.0 million held at June 30, 2005 were $1.0 million lower than cash and cash equivalents held at December 31, 2004 primarily due to the repayment of long term debt and shareholder dividends.

Net cash provided by operating activities totaled $5.0 million for the six months ended June 30, 2005 as compared to $3.0 million for the comparable period in 2004. The increase over the prior period is due primarily to the increased profitability of NP Aerospace and the elimination of cash consumed by Bingham, which was sold in December 2004.

Net cash used in investing activities for the six months ended June 30, 2005 and 2004 totaled $0.4 million and $0.5 million, respectively, and consisted of capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2005 totaled $5.7 million and consisted of dividends paid of $3.3 million and the repayment of long term debt of $2.4 million. Net cash provided by financing activities for the six months ended June 30, 2004 totaled $0.1 million and consisted of proceeds of stock option exercises less repayment of long-term debt.

Expenditures in 2005 and 2004 related to investing and financing activities were financed by existing cash and cash equivalents.

On March 20, 2002, the Company entered into a revolving credit facility with LaSalle Bank National Association ("LaSalle"). On December 7, 2004, the Company amended the existing credit facility with LaSalle. The new credit facility consists of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately $38,200,000.

The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at June 30, 2005 was approximately $8.8 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at June 30, 2005 were $600,000. The amount available under the revolving credit facility at June 30, 2005 was approximately $1.2 million.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of June 30, 2005.

The outstanding balance with LaSalle was $26,258,000 at June 30, 2005.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least June 30, 2006.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

All of the Company's debt at June 30, 2005, approximately $26.3 million, is at variable interest rates based on LIBOR plus 2.50% - 3.00%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 3.49% at June 30, 2005. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $125,000 impact on interest expense for the year ending December 31, 2005.


Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

 As of June 30, 2005, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

Item 4.    Results of Votes of Security Holders

           On May 5, 2005, the Annual Meeting of Stockholders of the Corporation was convened at its offices in Santa Fe Springs, CA. for the following purpose:

1) To elect nine members of the Board of Directors for Class A Common
Stockholders

           Results of the voting for election of directors were as follows:

           NAME                                 FOR                  WITHHELD
           ----                                 ---                 --------
           RALPH R. WHITNEY, JR.            2,929,481                 57,913
           ANDREW McNALLY, IV               2,929,459                 57,935
           MICHAEL T. FURRY                 2,982,164                  5,230
           GLENN SCOLNIK                    2,929,423                 57,971
           THOMAS A. BRAND                  2,929,490                 57,904
           RICHARD A. PLACE                 2,929,583                 57,811
           C. MILES SCHMIDT, JR.            2,929,593                 57,801
           RICHARD C. MORRISON              2,929,497                 57,897
           MATTHEW C. HOOK                  2,929,423                 57,971

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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K

         Form 8-K was filed on May 6, 2005 announcing the first quarter 2005 financial results and the declaration of a $0.50 cash dividend payable on June 10, 2005 to shareholders of record as of May 24, 2005.

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


DATE: August 12, 2005

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                               (Principal Financial Officer)