Form 10-Q
period 2005-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2005-11-14
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

For the quarterly period ended:     September 30, 2005


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

Class A Common Stock, Par Value $.01 - 3,254,030 shares as of November 9, 2005.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION                                             PAGE


Item 1.

Condensed Consolidated Statements of Operations (Unaudited)                   3

Condensed Consolidated Balance Sheets  (Unaudited)                            5

Condensed Consolidated Statements of Cash Flows (Unaudited)                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)              7


Item 2.

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                      18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk                    25


Item 4.

Controls and Procedures                                                       25


PART II - OTHER INFORMATION                                                   26

SIGNATURES                                                                    29

EXHIBITS                                                                      30

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  September 30,
                                                                2005       2004
                                                               -----       ----

Net sales                                                     $8,297     $7,744
Cost of goods sold                                             5,094      4,707
                                                               -----      -----

Gross profit                                                   3,203      3,037
Selling, general and administrative expenses                   2,243      1,709
                                                               -----      -----

Operating income                                                 960      1,328
Interest income                                                    -         23
                                                              ------      -----

Income from continuing operations before income taxes            960      1,351
Income tax expense                                             1,411        523
                                                              ------    -------

Income (loss) from continuing operations                        (451)       828
                                                              ------       ----

Discontinued operations:
      Income (loss) from operations of discontinued
         component                                             2,063     (4,877)
      Interest income (expense)                                 (433)        35
      Income tax (expense) benefit                              (456)     1,843
                                                             -------    -------

Income (loss) on discontinued operations                       1,174     (2,999)
                                                             -------    -------

Net income (loss)                                            $   723   ($ 2,171)
                                                              ======    =======


Basic earnings (loss) per share - continuing operations    ($   0.14)   $  0.27
Diluted earnings (loss) per share - continuing operations  ($   0.14)   $  0.26

Basic earnings (loss) per share - discontinued operations   $   0.36   ($  0.98)
Diluted earnings (loss) per share - discontinued operations $   0.36   ($  0.98)

Basic earnings (loss) per share                             $   0.22   ($  0.71)
Diluted earnings (loss) per share                           $   0.22   ($  0.71)

Weighted average common shares outstanding - basic             3,263      3,046
Weighted average common shares outstanding - diluted           3,292      3,181

Dividends per common share                                     $0.50      $0.50

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 September 30,
                                                                2005       2004
                                                               -----     ------

Net sales                                                    $22,974    $22,279
Cost of goods sold                                            14,056     13,799
                                                              ------     ------

Gross profit                                                   8,918      8,480
Selling, general and administrative expenses                   6,234      5,242
                                                               -----      -----

Operating income                                               2,684      3,238
Interest income                                                    -         27
                                                              ------      -----

Income from continuing operations before income taxes          2,684      3,265
Income tax expense                                             3,241      1,301
                                                             -------     ------

Income (loss) from continuing operations                        (557)     1,964
                                                             -------    -------

Discontinued operations:
      Income (loss) from operations of discontinued
         component                                             7,885     (2,494)
      Interest income (expense)                               (1,291)        65
      Income tax (expense) benefit                            (1,881)     1,159
                                                            --------     ------

Income (loss) on discontinued operations                       4,713     (1,270)
                                                             -------     ------

Net income                                                  $  4,156      $ 694
                                                             =======     ======


Basic earnings (loss) per share - continuing operations    ($   0.17)   $  0.66
Diluted earnings (loss) per share - continuing operations  ($   0.17)   $  0.64

Basic income (loss) per share - discontinued operations     $   1.44   ($  0.43)
Diluted income (loss) per share - discontinued operations   $   1.43   ($  0.43)

Basic earnings per share                                    $   1.27    $  0.23
Diluted earnings per share                                  $   1.26    $  0.23

Weighted average common shares outstanding - basic             3,262      2,979
Weighted average common shares outstanding - diluted           3,292      3,079

Dividends per common share                                     $1.50      $0.50

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)



                                       September 30, 2005     December 31, 2004
ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                       $  2,633              $ 4,015
  Accounts receivable                                8,762                8,758
  Inventories                                        9,737                8,214
  Deferred income taxes                                  -                1,312
  Other current assets                               3,034                1,999
                                                   -------              -------
      Total current assets                          24,166               24,298

Property, plant and equipment, net                   8,412                8,171
Goodwill                                             2,521                2,521
Deferred income taxes                                2,638                3,851
Other assets                                           570                  605
                                                   -------              -------
                                                  $ 38,307             $ 39,446
                                                    ======               ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                $  6,927             $  4,030
  Accrued expenses                                   4,160                3,352
  Current portion of long term debt,
      including capital leases                       4,404                4,434
                                                   -------                -----
      Total current liabilities                     15,491               11,816

Long term pension liability                          5,879                5,879
Long term debt - less current portion               20,753               24,229
Minority interest                                      401                  409
Other long term liabilities                            278                  303
                                                    ------               ------
      Total liabilities                             42,802               42,636

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,253,100 shares
         and 3,251,222 shares, respectively             32                   32
Additional paid-in capital                             737                1,371
Retained earnings                                        -                    -
Accumulated other comprehensive loss                (5,264)              (4,593)
                                                  --------             --------
Net stockholders' deficit                           (4,495)              (3,190)
                                                   -------             --------
                                                  $ 38,307             $ 39,446
                                                    ======               ======

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                              Nine Months Ended
                                                                September 30,
                                                             2005          2004
                                                             ----          ----
Cash flow from operating activities:
  Income (loss) from continuing operations               ($   557)      $ 1,964
Adjustments to reconcile income (loss) from continuing
 operations to net cash provided by operating activities:
    Depreciation                                              767           793
    Deferred income taxes                                   2,525             -
    Additions to paid-in capital resulting from tax
      benefits                                                  -            90
    Non-cash compensation                                     102            54
    Changes in assets and liabilities:
      Accounts receivable                                   1,320           277
      Inventories                                            (557)         (720)
      Other current assets                                 (1,031)          722
      Accounts payable                                        624           445
      Accrued expenses                                       (547)          256
      Other, net                                               25           (10)
      Cash flows provided by discontinued operations        4,752         2,959
                                                            -----         -----
Net cash provided by operating activities                   7,423         6,830

Cash flows used in investing activities:
   Capital expenditures                                      (407)         (523)
                                                            -----         -----
Net cash used in investing activities                        (407)         (523)

Cash flows used in financing activities:
   Dividends paid                                          (4,892)       (1,597)
   Proceeds from exercise of stock options                      -         1,534
   Repayment of long-term debt                             (3,506)          (85)
                                                          -------       -------
Net cash used in financing activities                      (8,398)         (148)

Net increase (decrease) in cash and cash equivalents       (1,382)        6,159
Cash and cash equivalents, beginning of period              4,015         6,172
                                                            -----       -------
Cash and cash equivalents, end of period                  $ 2,633      $ 12,331
                                                            =====      ========



See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




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

Due to the classification of NP Aerospace Ltd. as a discontinued operation, prior year comparative information has been adjusted to conform with the current presentation.

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventories are as follows (in thousands):

                                    September 30, 2005        December 31, 2004
--------------------------------------------------------------------------------
     Raw material                              $ 2,070                    1,583
     Work-in-process                             1,062                      781
     Finished goods                                229                      440
     Assets held for sale                        6,376                    5,410
--------------------------------------------------------------------------------
       Total                                   $ 9,737                    8,214


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                  Three Months Ended                    Nine Months Ended
                                                   September 30,                          September 30,
                                             2005                 2004                 2005             2004
                                  ---------------------------------------------------------------------------

Income (loss) from continuing
    operations                                 ($451)           $  828              ($  557)          $1,964
                                                =====           ======              =======           ======

Net income (loss)                               $723           ($2,171)              $4,156           $  694
                                                ====            ======               ======           ======

Weighted average shares used
 in basic computation                          3,263             3,046                3,262            2,979
Dilutive effect of stock options                  29               135                   30              100
                                                ----              ----                 ----            -----
Weighted average shares used
  for diluted calculation                      3,292             3,181                3,292            3,079
                                               =====             =====                =====            =====

Stock options outstanding                         39                99                   39               99
Range of exercise price                 $7.32-$11.36      $5.63-$11.36         $7.32-$11.36     $5.63-$11.36


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

The following table illustrates the effect on net income and earnings per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                     Three Months Ended           Nine Months Ended
                                                          September 30,            September 30,
                                                         2005      2004           2005          2004
----------------------------------------------------------------------------------------------------
Net income (loss) as reported                            $723   ($2,171)          $4,156       $ 694

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects       (26)      (26)             (79)        (79)
-----------------------------------------------------------------------------------------------------
Net income (loss), as adjusted                           $697   ($2,197)          $4,077        $615
                                                         ====   =======           ======        ====


Earnings (loss) per share:
Basic - as reported                                     $0.22    ($0.71)           $1.27       $0.23
Basic - as adjusted                                     $0.21    ($0.72)           $1.25       $0.21

Diluted - as reported                                   $0.22    ($0.71)           $1.26       $0.23
Diluted - as adjusted                                   $0.21    ($0.72)           $1.24       $0.20



OTHER COMPREHENSIVE INCOME
The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended September 30, 2005 and 2004 was a loss on foreign currency translation of $251,000 and a gain of $251,000, respectively. The difference between net income and total comprehensive income during the nine months ended September 30, 2005 and 2004 was a loss on foreign currency translation of $671,000 and a gain of $422,000, respectively.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:

                                       Three Months Ended     Nine Months Ended
                                           September 30,        September 30,
                                        2005         2004     2005        2004
--------------------------------------------------------------------------------
Statutory Federal rate                    34%          34%      34%         34%
State taxes, net of Federal benefit        3%           3%       3%          3%
Rate difference on foreign income        108%           -       82%          -
Other                                      2%           2%       2%          3%
--------------------------------------------------------------------------------
Effective tax rate on income from
  continuing operations                  147%          39%     121%         40%
--------------------------------------------------------------------------------


In determining the effective tax rate which is applied to income from continuing operations for the nine months ended September 30, 2005, the Company has recorded federal income tax expense ($2.2 million) on distributed NP Aerospace Ltd. earnings of approximately $6.4 million. The Company utilized its pre-quasi reorganization net operating loss carryover to offset the current taxes related to this income (benefit recognized to additional paid in capital). In addition, foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company is in a significant net operating loss carryforward position, the Company is unable to utilize these foreign tax credits in determining its effective tax rate. When the Company determines that it is more likely than not that these credits will be utilized, the tax benefit will be recorded at that time.

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

The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at September 30, 2005 was approximately $8.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at September 30, 2005 were $600,000. The amount available under the revolving credit facility at September 30, 2005 was approximately $0.9 million.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of September 30, 2005.

The outstanding balance with LaSalle was $25,157,000 at September 30, 2005.

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

In accordance with the existing credit facility, on January 6, 2005, the Company entered into a 5-year fully amortized interest rate swap agreement with LaSalle Bank for a notional amount of $8.8 million. The agreement has a floor and cap rate of 2.96% and 6.00%, respectively and is payable monthly based on the difference between 30 day LIBOR and the respective floor or cap rate. Additional interest expense paid by the Company during the three and nine month periods ended September 30, 2005 related to this agreement totaled approximately $0 and $8,000, respectively. The fair value of this derivative at September 30, 2005 was de minimis.

Refer to subsequent event footnote for information regarding foreign currency exchange hedging agreement.

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

Net pension cost included the following (in thousands):

                                          Three Months Ended   Nine Months Ended
                                               September 30,      September 30,
                                                 2005   2004      2005     2004
--------------------------------------------------------------------------------
 Service cost                                      $-    $79        $-     $209
 Interest cost on benefits earned in prior years  220    327       659      872
 Expected return on assets                       (233)  (294)     (697)    (782)
 Amortization of net obligation at transition       -      -         -        1
 Amortization of net loss                         113    157       338      417
--------------------------------------------------------------------------------
 Net pension cost                                $100   $269      $300     $717

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

On September 26, 2005, the Company announced that it had entered into a definitive agreement to sell the capital stock of its wholly-owned subsidiary, NP Aerospace Ltd., to The Carlyle Group ("TCG") for 30 million British Pounds Sterling. The purchase price is subject to a working capital adjustment, to be determined within 30 days after the closing. TCG requires that NP Aerospace be cash free, free of all debt and delivered with a normal level of working capital.The transaction is subject to shareholder approval and is expected to be concluded prior to December 31, 2005.

The sale of Samuel Bingham Enterprises, Inc. and the pending sale of NP Aerospace Ltd. meet the criteria defined in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as discontinued operations and are presented herein as such.

 Operating results of the discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows (in thousands):

                                         Three Months Ended    Nine Months Ended
                                               September 30,    September 30,
                                               2005     2004     2005      2004
--------------------------------------------------------------------------------
Net sales                                   $10,840   $9,998  $36,701   $31,889
--------------------------------------------------------------------------------
 Income (loss) from operations                2,063   (4,877)   7,885    (2,494)
 Interest (expense) income                     (433)      35   (1,291)       65
 Tax benefit (expense)                         (456)   1,843   (1,881)    1,159
--------------------------------------------------------------------------------
 Income (loss) on discontinued operations    $1,174  ($2,999)  $4,713   ($1,270)


Assets held for sale included in the consolidated balance sheet as of September 30, 2005 and December 31, 2004 are as follows:


                                    September 30,2005         December 31, 2004
--------------------------------------------------------------------------------
                                           (Unaudited)
Accounts receivable                            $5,333                    $4,009
Inventory                                       6,376                     5,410
Prepaid expenses                                   51                       163
Property, plant and equipment                   2,514                     1,913
Accounts payable                               (5,336)                   (3,063)
Accrued expenses                               (2,652)                   (1,297)
Other liabilities                                (150)                     (165)
Minority interest                                (401)                     (409)
--------------------------------------------------------------------------------
Net assets held for sale                       $5,735                    $6,561

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications primarily in the United States and Europe. The Company generates revenues from three operating segments:
Aerospace, CompositAir, and Commercial. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. CompositAir produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filter tanks.

Due to the status of the Bingham and NP Aerospace business units as discontinued operations, historical segment data has been removed from the presentation for all periods presented.


The information in the following tables is derived directly from the segments' internal financial reporting for corporate management purposes (in thousands).


                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                        2005           2004           2005           2004
---------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                       $ 6,083        $ 5,705        $16,255        $16,242
     CompositAir                                       1,396          1,154          4,092          3,581
     Commercial                                          818            885          2,627          2,456
---------------------------------------------------------------------------------------------------------
Total sales                                          $ 8,297        $ 7,744        $22,974        $22,279
---------------------------------------------------------------------------------------------------------

Income from continuing operations
   before income taxes
     Aerospace                                       $ 1,781        $ 1,825        $ 4,625        $ 5,030
     CompositAir                                        (300)          (205)          (737)          (587)
     Commercial                                           56             97            292            270
     Unallocated corporate expenses                     (577)          (366)        (1,496)        (1,448)
---------------------------------------------------------------------------------------------------------
Total income from continuing
   operations before income taxes                      $ 960        $ 1,351        $ 2,684        $ 3,265


                                  September 30, 2005          December 31, 2004
--------------------------------------------------------------------------------
Total assets
     Aerospace                             $  11,122                  $  12,266
     CompositAir                               2,589                      2,564
     Commercial                                1,499                      1,503
     Unallocated corporate                    17,362                     16,552
     Assets held for sale                      5,735                      6,561
--------------------------------------------------------------------------------
Total assets                                $ 38,307                    $39,446


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

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. The impact to the Company is not expected to be significant.

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

RELATED PARTY TRANSACTIONS
In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. As a requirement of the joint venture agreement, KADDB placed a purchase order for 50,000 ballistic protection helmets at 110 British Pounds Sterling each (5.5 million British Pounds Sterling total) with NPAJ. These helmets will be sold by KADDB to the Jordanian Armed Forces. Sales between NPAJ and KADDB for the three and nine months ended September 30, 2005 were $1.0 million and $2.3 million, respectively. Accounts receivable from KADDB at September 30, 2005 was $0.2 million.

SUBSEQUENT EVENT
On October 26, 2005, the Company entered into a foreign currency exchange hedging agreement with LaSalle Bank for the expected proceeds from the sale of NP Aerospace Ltd. The agreement has a notional amount of 30 million British Pounds Sterling and fixes the exchange rate between the U.S. Dollar and British Pound Sterling at 1.7802 at November 23, 2005. When executed, the Company will receive $53,406,000. If the sale of NP Aerospace is not concluded, the Company will be responsible for satisfying the contractual obligation at the then effective spot rate.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               September 30, 2005

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

Valuation Of Long-Lived Assets
In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142 and SFAS No. 144, we assess the fair value and recoverability of our long-lived assets, including goodwill, whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, this assessment is also performed on an annual basis for goodwill. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

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

Accounting for Investment in Majority Owned Subsidiary
In August 2004, NP Aerospace Ltd. ("NPA"), the Company's wholly-owned U.K. subsidiary, and King Abdullah II Design and Development Bureau ("KADDB"), a Jordanian company, entered into a joint venture agreement to establish a composites manufacturing facility in the country of Jordan. NP Aerospace Jordan WLL ("NPAJ"), a Jordanian limited liability company, was created as a result of the agreement. NPAJ is owned 51% by NPA and 49% by KADDB. In accordance with SFAS 94," Consolidation of All Majority-Owned Subsidiaries," the Company is required to consolidate all majority owned subsidiaries unless control is temporary or does not rest with the majority owner. This Statement requires consolidation of a majority-owned subsidiary even if it has "nonhomogeneous" operations, a large minority interest, or a foreign location. As of September 30, 2005 and December 31, 2004, the financial statements of NPAJ have been consolidated into the financial statements of NP Aerospace.

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

Comparison of Third Quarter 2005 to 2004

In the third quarter of 2005, net sales increased $0.6 million (7%) to $8.3 million, compared to third quarter 2004 sales of $7.7 million. Sales in the Aerospace business unit increased by $0.4 million (7%) to $6.1 million due to additional sales of rocket nozzles. Sales in the CompositAir business unit increased by $0.2 million (21%) to $1.4 million compared with the third quarter of 2004 due to increased shipments of aircraft seating components. Sales decreased $0.1 million (8%) to $0.8 million in the Commercial business unit due to lower sales of in ground lighting products.

Gross profit margin in the third quarter of 2005 remained flat at approximately 39% from 2004. Gross profit margin for Aerospace increased from 47% to 48% due to changes in product mix. Gross profit margin for CompositAir decreased from 10% to 7% due to higher scrap and increased inventory reserves. Gross profit margin for Commercial decreased from 29% to 26% due primarily to changes in product mix.

Selling, general and administrative expenses for the third quarter 2005 were $2.2 million (27% of sales) compared to $1.7 million (22% of sales) for the same quarter of 2004. The increase is primarily due to higher R&D expenditures, additional sales and marketing costs and higher audit and tax compliance fees.

Interest income was zero in the third quarter of 2005 compared to interest income of $23 thousand in the third quarter of 2004.

Income from continuing operations before income taxes decreased to $1.0 million (12% of sales) in the third quarter of 2005 from $1.4 million (17% of sales) in the same period of 2004. Income from continuing operations before income taxes for Aerospace was $1.8 million (29% of sales) in 2005 compared to $1.8 million (32% of sales) in 2004 due to increased selling, general and administrative expenses. A loss from continuing operations before income taxes was realized for CompositAir in the third quarter of 2005 of $0.3 million (-21% of sales) compared to a loss from continuing operations of $0.2 million (-18% of sales) in 2004 due to higher scrap and increased inventory reserves. Income from continuing operations before income taxes for Commercial was flat at $0.1 million compared to 2004.

Income tax expense of $1.4 million (147% effective rate) was recorded in the third quarter of 2005 as compared to $0.5 million (39% effective rate) the third quarter of 2004 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

Income from discontinued operations, net of income tax, was $1.2 million in the third quarter of 2005 compared to a loss of $3.0 million in the third quarter of 2004. The loss for Bingham in the third quarter of 2004 was $3.7 million. Bingham was sold in December 2004. The remaining financial results from discontinued operations relate to NP Aerospace Ltd., the Company's U.K. subsidiary.

Comparison of Nine Months 2005 to 2004

In the first nine months of 2005, net sales increased $0.7 million, or 3%, to $23.0 million, compared to 2004 sales of $22.3 million. Sales in the Aerospace business unit were flat at $16.3 million. Sales in the CompositAir business unit increased by $0.5 million (14%) to $4.1 million due to changes in product mix. Sales in the Commercial business unit increased by $0.2 million (7%) to $2.6 million due mainly to higher selling prices.

Gross profit margin in the first nine months of 2005 was 39% compared to 38% in 2004. Gross profit margin for Aerospace increased to 47% from 46% due to favorable product mix. Gross profit margin for CompositAir increased from 10% to 11% due to higher sales volume and the resulting absorption of manufacturing overhead expense. Gross profit margin for Commercial rose from 29% to 30% due primarily to higher selling prices.

Selling, general and administrative expenses for the first nine months of 2005 were $6.2 million (27% of sales) compared to $5.2 million (24% of sales) for the first nine months of 2004. The increase is due to additional sales headcount, tradeshow expenses, audit and tax fees, and higher R&D expenditures.

Interest income in the first nine months of 2005 was zero compared with interest income of $27 thousand in 2004.

Income from continuing operations before income taxes decreased to $2.7 million (12% of sales) in the first nine months of 2005 from $3.3 million (15% of sales) in the same period of 2004 due to higher selling, general and administrative expenses. Income from continuing operations before income taxes for Aerospace was $4.6 million (28% of sales) in 2005 compared to $5.0 million (31% of sales) in 2004 due to higher selling, general and administrative expenses. CompositAir realized a loss from continuing operations before income taxes in 2005 of $0.7 million (-18% of sales) compared to a loss from continuing operations before income taxes of $0.6 million (-16% of sales) in 2004 due to higher selling, general and administrative expenses. Income from continuing operations before income taxes for Commercial was flat at $0.3 million (11% of sales).

A tax provision of $3.2 million (121% effective rate) was recorded in the first nine months of 2005 as compared to $1.3 million (40% effective rate) in the first nine months of 2004 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the nine months ended September 30, 2005, the Company has recorded federal income tax expense on distributed NP Aerospace Ltd. earnings of approximately $6.4 million ($2.2 million tax effected). The Company utilized its pre-quasi reorganization net operating loss carryover to offset the current taxes related to this income (benefit recognized to additional paid in capital). In addition, foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company is in a significant net operating loss carryforward position, the Company is unable to utilize these foreign tax credits in determining its effective tax rate. When the Company determines that it is more likely than not that these credits will be utilized, the tax benefit will be recorded at that time.

Income from discontinued operations, net of income tax, was $4.7 million in the first nine months of 2005 compared to a loss of $1.3 million in the corresponding period of 2004. The loss for Bingham in the first nine months of 2004 was $4.1 million. Bingham was sold in December 2004. The remaining financial results from discontinued operations relate to NP Aerospace Ltd., the Company's U.K. subsidiary.

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

Liquidity and Capital Resources

As of September 30, 2005, working capital was $8.7 million, down $3.7 million from December 31, 2004. Cash and cash equivalents of $2.6 million held at September 30, 2005 were $1.4 million lower than cash and cash equivalents held at December 31, 2004 primarily due to the repayment of long term debt and shareholder dividends.

Net cash provided by operating activities totaled $7.4 million for the nine months ended September 30, 2005 as compared to $6.8 million for the comparable period in 2004. The increase over the prior period is due primarily to the increased profitability of NP Aerospace and the use of deferred tax assets to offset the taxes associated with the repatriation of foreign income.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 totaled $0.4 million and $0.5 million, respectively, and consisted of capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2005 totaled $8.4 million and consisted of dividends paid of $4.9 million and the repayment of long term debt of $3.5 million. Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $0.1 million and consisted of dividends paid of $1.6 million, proceeds of stock option exercises of $1.5 million and repayment of long-term debt of $0.1 million.

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

The credit facility is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $367,000 plus accrued interest. Interest is at a rate which approximates LIBOR plus 3%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.50%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $12,000,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at September 30, 2005 was approximately $8.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at September 30, 2005 were $600,000. The amount available under the revolving credit facility at September 30, 2005 was approximately $0.9 million.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of September 30, 2005.

The outstanding balance with LaSalle was $25,157,000 at September 30, 2005.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least September 30, 2006.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

All of the Company's debt at September 30, 2005, approximately $25.2 million, is at variable interest rates based on LIBOR plus 2.50% - 3.00%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 3.95% at September 30, 2005. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $60,000 impact on interest expense for the year ending December 31, 2005.


Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

 As of September 30, 2005, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

    10.14 Share Sale Agreement dated as of September 26, 2005 by and among Reinhold Industries, Inc. and TCG Guardian 2 Limited incorporated by reference to Annex A to the Company's Report on Form DEFM14A filed with the Commission on October 21, 2005.

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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K

         Form 8-K was filed on August 12, 2005 announcing the second quarter 2005 financial results and the declaration of a $0.50 cash dividend payable on September 16, 2005 to shareholders of record as of August 26, 2005.

         Form 8-K was filed on September 26, 2005 announcing the entry into an agreement to sell the Company's NP Aerospace Ltd. subsidiary to The Carlyle Group for 30 million British Pounds Sterling.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            REINHOLD INDUSTRIES, INC.
                                   Registrant


DATE: November 14, 2005


                            By:/S/ Brett R. Meinsen
                                   Brett R. Meinsen
                                   Vice President - Finance and Administration,
                                                    Treasurer and Secretary
                                                   (Principal Financial Officer)