Form 10-K
period 2005-12-31
REINHOLD INDUSTRIES INC/DE/
filed 2006-04-03
CIK 862255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  x      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
------         OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

         TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
-------  EXCHANGE  ACT OF 1934  FOR THE  TRANSITION  PERIOD  FROM       TO
                                                                  -----   -----

                         COMMISSION FILE NUMBER 0-18434

                            REINHOLD INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   Delaware                                             13-2596288
-------------------------------------------------------------------------------
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

 12827 East Imperial Hwy, Santa Fe Springs, California            90670
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code  (562) 944-3281

Securities registered pursuant to Section 12(b) of the Act:

 (Title of each class)              (Name of each exchange on which registered)

         NONE                                         NONE
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

 CLASS A COMMON STOCK, PAR VALUE $0.01
-------------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES    NO  X
   ---    -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES     NO  X
   ----   ----

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined
  in Rule 12b-2 of the Act).   YES     NO   X
                                  ---      ---

Indicate by checkmark whether the registrant is a shell company (as defined in
  Rule 12b-2 of the Act).   YES    NO   X
                               ---    ---

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was $76,409,000.

The number of shares of common stock outstanding as of March 17, 2006 was 3,290,003.

Documents incorporated in part by reference:

Parts I, II and IV incorporate certain information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2005.

Part III incorporates certain information by reference from the registrant's definitive proxy statement for the annual meeting of Stockholders to be held on May 4, 2006, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2005.

            From time to time, we make certain comments and disclosures in reports and statements filed with the Securities and Exchange Commission (SEC), including this report or statements made by our officers or directors which may be forward-looking in nature. Examples include statements related to Company growth, the adequacy of funds to service debt and our opinions about trends and factors which may impact future operating results. These forward-looking statements could also involve, among other things, statements regarding our intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition, disposition or financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion or consolidation.

            Any forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, cost reductions, acquisitions, dispositions, financing transactions, operations, expansion, consolidation and other events to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties may include:

o Cyclicality of the markets for our products; o Loss of key customers; o Increased competition; o Technological obsolescence of our products; o Availability and prices of raw materials; o Significant product liability claims; or o Natural disasters.

Any forward-looking statements are also subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. These assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. As a result, you are cautioned not to rely on these forward-looking statements.

            You should be aware that forward-looking statements generally use words such as the Company "believes," "anticipates," "expects," "estimates" and similar statements. These statements are subject to certain risks and uncertainties which could cause actual results of operations to differ materially from expectations. You should consider any forward-looking statements in context with the various disclosures made by us about our businesses, including without limitation the risk factors more specifically described below in Item 1A. RISK FACTORS.

Available Information

            We are subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to electronically file reports, proxy and information statements, and other information with the SEC. The public may read and copy our filings at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide electronic or paper copies of such filings free of charge upon request.

            We have adopted a Code of Ethics that applies to the Chief Executive Officer, Vice President - Finance and Administration and Controller. Nasdaq Rule 4350 (n) mandates that the Company adopt a Code of Ethics and require that it be applicable to all directors, officers and employees. A copy of the Business Ethics and Code of Conduct can be found on the Company's website at www.reinhold-ind.com.

                            REINHOLD INDUSTRIES, INC.
                                    FORM 10-K
                                      INDEX

PART  1                                                                 PAGE
-------
Item 1 - Business                                                            5
Item 1A - Risk Factors                                                      11
Item 1B - Unresolved Staff Comments                                         14
Item 2 - Properties                                                         14
Item 3 - Legal Proceedings                                                  14
Item 4 - Submission of Matters to a Vote of Security Holders                15

PART II
-------
Item 5 - Market for Registrant's Common Equity and Related
           Stockholder Matters                                              16
Item 6 - Selected Financial Data                                            16
Item 7 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              16
Item 7A - Quantitative and Qualitative Disclosures about
            Market Risk                                                     17
Item 8 - Financial Statements and Supplementary Data                        17
Item 9 - Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                              18
Item 9A - Controls and Procedures                                           18
Item 9B - Other Information                                                 18

PART III
--------
Item 10 - Directors and Executive Officers of the Registrant                19
Item 11 - Executive Compensation                                            19
Item 12 - Security Ownership of Certain Beneficial Owners and
            Management                                                      19
Item 13 - Certain Relationships and Related Transactions                    19
Item 14 - Principal Accountant Fees and Services                            19

PART IV
-------
Item 15 - Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     20

SIGNATURES                                                                  25

EXHIBITS                                                                    27

CERTIFICATIONS                                                              28

                                     PART I


Item  1.  BUSINESS

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

         In the 1970's, the molding of structures from fiberglass polyester sheet molding compound (SMC) was a new and growing industry in the Eastern United States. Reinhold was convinced that the potential of the SMC material was broad enough that markets in the West could be found and developed. These markets included swimming pool filter tanks and in-ground lighting housings.

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

         Keene's asbestos-related liabilities stem entirely from its 1968 purchase of Baldwin-Ehret-Hill, Inc. ("BEH"). Keene owned BEH, a manufacturer of acoustical ceilings, ventilation systems, and thermal insulation products, for approximately five years. Keene spent over $530 million (approximately 75% of which has been in the form of insurance proceeds) in connection with asbestos-related claims asserted against Keene, all stemming from Keene's ownership of BEH.

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

         On March 11, 1996, the Bankruptcy Court approved the Second Amended Disclosure Statement regarding Keene's Fourth Amended Plan of Reorganization, as modified (the "Plan") for solicitation.

         On June 12, 1996, the Bankruptcy Court and the U.S. District Court held a confirmation hearing on Keene's Plan . The Plan was confirmed by the U.S. District Court by order entered on June 14, 1996.

         On July 31, 1996, Keene's Plan became effective (the "Effective Date"). On the Effective Date, Keene's wholly-owned subsidiary, Reinhold was merged into and with Keene, with Keene becoming the surviving entity. Pursuant to the merger, all the issued and outstanding capital stock of Reinhold was canceled. Keene, as the surviving corporation of the merger, was renamed Reinhold. On the Effective Date, Reinhold issued 1,998,956 shares of common stock. 1,020,000 of the shares of common stock, identified as Class B Common Stock, were issued to the Trustees of a Creditors' Trust set up to administer Keene's asbestos claims. The remaining 978,956 shares, identified as Class A Common Stock, were issued to Keene's former stockholders of record as of June 30, 1996. All of Keene's previously outstanding common stock was canceled.

         Today, Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the United States and Europe. Reinhold derives revenues from the defense, aerospace and other commercial industries. Reinhold is currently organized in three operating segments as follows:

         Aerospace - The Aerospace business unit manufactures structural and ablative composite components mainly for subcontractors of the United States defense industry. These components include rocket nozzles, exit cones, re-entry heatshields, radomes, and airframe and missile frames. In March 1992, to strengthen its market position in defense and aerospace markets, Reinhold acquired 100% of the outstanding common stock of Reynolds & Taylor, Inc. ("R & T"). R&T is a California corporation and manufacturer of structural composite components serving, primarily, the defense and aerospace markets. R & T's operations were consolidated into Reinhold's existing facility. On April 20, 2001, Reinhold purchased certain assets and assumed certain liabilities of Edler Industries, Inc. ("Edler"). Edler was a manufacturer of structural and ablative composite components mainly for subcontractors of the United States defense industry. The operation was renamed the "Thermal Insulation" division of Reinhold. Effective January 1, 2003, the Thermal Insulation operating segment was consolidated with the Aerospace operating segment.

         During 2005, Aerospace's sales decreased by 5% due primarily to decreased shipments of composite structures related to the space shuttle program. Because a substantial portion of Reinhold's business has been as a supplier to government contractors, Reinhold has developed a limited number of customers with which it does significant amounts of business. Sales to Alliant Techsystems, Inc. constituted approximately 89% of this business unit's total sales in 2005. Reinhold's future prospects will depend on the continued business of such customers and on Reinhold's continued status as a qualified supplier to such customers. Additionally, as a supplier to government contractors, nearly all of Aerospace's backlog is subject to termination. Cancellation of the Minuteman III Propulsion Replacement Program would have a significant impact on the profitability of this business unit. Sales related to this program are expected to continue through 2007 and drop significantly in 2008. Sales of components related to the Minuteman III Propulsion Replacement Program for 2005, 2004 and 2003 totaled approximately $14.5 million, $12.7 million and $14.5 million, respectively.

         Seating Products - In May 1994, Reinhold acquired CompositAir from SP Systems, Inc. In 2005, CompositAir was renamed the Seating Products business unit. Seating Products is a niche manufacturer of composite commercial aircraft seatbacks and other aircraft seating products. Seating Products has been in continuous production of composite seatback frames since 1980. Composites of epoxy, phenolic, or other resin systems, reinforced with aramid or other glass fibers, are laminated into the complex shapes required by today's feature-packed commercial aircraft seats. The weight of the frames is 30% to 40% less than equivalent aluminum frames. Seating Products operates in both Oxnard, California and Santa Fe Springs, California.

         Over 75% of Seating Products' 2005 sales were from one customer. Reinhold's future prospects will depend on the continued business of that customer and on Reinhold's continued status as a qualified supplier to that customer. In 2005, sales increased by 32% compared to 2004 due primarily to the addition of a new customer and improving economic conditions in the airline marketplace.

         Commercial - The Commercial business unit manufactures compression molded sheet molding compound (SMC) products for lighting, water filtration and other various commercial and aerospace applications. SMC formulations include thermosetting polymer matrix resins, glass fibers and other additives which provide strength, stiffness, and protection from corrosion, chemical environments and ultraviolet degradation.

         Sales in 2005 increased 8% from 2004 due primarily to higher selling prices for all products.

         NP Aerospace - On April 24, 1998, NP Aerospace Limited ("NP Aerospace"), a wholly-owned subsidiary of Reinhold, purchased from Courtaulds Aerospace Limited ("CAL"), certain assets (consisting of accounts receivable, inventory, machinery and equipment, land and intellectual property and patents) and assumed certain liabilities of the Ballistic and Performance Composites Division of CAL. CAL is a U.K. Corporation, which is a wholly-owned subsidiary of Courtaulds plc, a U.K. Corporation. NP Aerospace operates in Coventry, England.

                  NP Aerospace manufactures a wide variety of composite products including compression molded canopies for street lights, commercial aircraft seatback frames, aramid composite combat helmets, protective personal body armor, carbon composite radiography support couches and light-armored composite vehicle structures.

           On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace, to The Carlyle Group ("TCG") for $53.2 million, subject to a post-closing working capital adjustment. TCG required that NP Aerospace be cash free, free of all debt and delivered with a normal level of working capital. The purchase price was adjusted by $2.3 million during the first quarter 2006 to $50.9 million based on the final computation of closing date working capital. The purchase price adjustment was accrued as of December 31, 2005.

         Additional information on NP Aerospace is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 - 22 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

      Bingham - On March 9, 2000, Samuel Bingham Enterprises, Inc. ("Bingham"), a newly formed wholly-owned subsidiary of Reinhold, purchased certain assets and assumed certain liabilities of Samuel Bingham Company.

         Samuel Bingham Company is a manufacturer and supplier of graphic arts and industrial rollers for a variety of applications. Samuel Bingham was born in 1789 and began manufacturing rollers for the printing industry in 1848. Bingham has been in continuous existence since that date. In addition to serving the graphic arts marketplace, Bingham also serves other industries such as steel mills, paper mills, converters, metal coaters, textile mills and plastic processors. Products are manufactured from various elastomers  including  SBR,  silicones,  EPDM's,  hypalons,  Buna N,  neoprenes,
natural  rubber,  vinyl-nitriles,   fluoroelastomers,  polyether  urethanes  and
polyester urethanes.

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

       On December 17, 2004, Bingham sold certain assets and transferred certain liabilities to Finzer Roller, L.L.C. for $3.1 million in cash, subject to post-closing adjustments. The assets sold included accounts receivable, inventories, prepaid expenses, equipment, real property, tangible personal property, intellectual and other intangible property. Liabilities transferred include accounts payable, accrued expenses and defined benefit pension plan obligations. The purchase price was adjusted by $0.3 million during the first quarter 2005 to $2.8 million based on the final computation of closing date working capital. The purchase price adjustment was accrued as of December 31, 2004.

         The sales of Samuel Bingham Enterprises, Inc. and NP Aerospace Ltd. meet the criteria defined in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as discontinued operations and are presented herein as such.

         Additional information on operating segments is set forth in Note 8 to the Consolidated Financial Statements on pages 46 through 47 and "Management's Discussion and Analysis of Financial Condition and Results of Operations " on pages 13 through 22 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

         Significant Customers

         Information about significant customers is set forth in Note 10 to the Consolidated Financial Statements on page 48 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

         Distribution
         Products are marketed by company sales personnel and sales representatives in the United States.

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

         Patents and Trademarks
         Reinhold currently holds no registered patents or trademarks.

         Research and Development
         Research and development expenditures were approximately $278,000, $230,000 and $196,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

         Employees
         At December 31, 2005, Reinhold had 117 full-time employees and 32 part-time employees. Of these employees, 126 (94 full-time and 32 part-time) were employed in manufacturing and 23 (23 full-time and 0 part time) in administration, product development and sales. Approximately 97% of the personnel are based at Reinhold's Santa Fe Springs, California facility and approximately 3% are based at Reinhold's Oxnard, California facility. There are no employees represented by a labor union. Reinhold believes its workforce to be relatively stable and considers its employee relations to be excellent.

Item 1A. RISK FACTORS

         Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks, uncertainties and other factors. Any of these risks, uncertainties and other factors could cause the Company's future financial results to differ materially from recent financial results or from currently anticipated future financial results. In addition to those noted elsewhere in this report, the Company is subject to the following risks and uncertainties:

Our markets are cyclical, leading to periodic declines in sales.

         The markets in which we sell our products are cyclical and have experienced periodic declines. Our sales are, therefore, unpredictable and tend to fluctuate based on a number of factors, including economic conditions and developments affecting the aerospace industry and the customers served. Although the market for our products sold for new commercial aircraft production currently appears to be experiencing a slight improvement, any downturn in commercial aircraft production could have a negative impact on our business, financial condition and operating results.

We are dependent on a limited number of customers, which makes us vulnerable to the continued relationship with and financial health of those customers.

         Because a substantial portion of our business has been as a supplier to government contractors, we depend on a limited number of customers with which we do significant amounts of business. Our future prospects will depend on the continued business of such customers and on our continued status as a qualified supplier to such customers. We cannot guarantee that our current significant customers will continue to buy products from us at current levels. The loss of a key customer could have a material adverse effect on us.

We compete with many companies that have greater financial, technical and operating resources than we do, and with whom we may not be able to compete successfully.

         We compete with many companies in the sale of ablative and structural composite products. The markets we serve are specialized and competitive. Several of our competitors have greater financial, technical and operating resources than we do. We cannot assure you that we will be able to continue to manufacture and sell our products profitably in competitive markets.

Our products and processes are subject to risks from changes in technology.

         Our products and processes are subject to risks of obsolescence as a result of changes in technology. To address this risk, we invest in product design and development, and in capital expenditures. We cannot guarantee that our product design and development efforts will be successful, or that the amounts of money required to be invested for product design and development and capital expenditures will not increase materially in the future.

Goodwill could be impaired in the future.

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we assess the fair value and recoverability of our long-lived assets, including goodwill. We make assessments whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from the asset's use and eventual disposition. In doing so, we make assumptions and estimates regarding future cash flows and other factors to make our determination. The fair value of our long-lived assets and goodwill is dependent upon the forecasted performance of our business and the overall economic environment. When we determine that the carrying value of our long-lived assets and goodwill may not be recoverable, we measure any impairment based upon a forecasted discounted cash flow method. If these forecasts are not met, we may have to record additional impairment charges not previously recognized.

         In assessing the recoverability of our goodwill at December 31, 2005, we were required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years we would make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $2,521,000 at December 31, 2005.

Significant consolidation in the aerospace industry could adversely affect our business and financial results.

         The aerospace industry is experiencing significant consolidation, including among our customers, competitors and suppliers. Consolidation among our customers may result in delays in the award of new contracts and losses of existing business. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost to us.

Our manufacturing operations may be adversely affected by the availability and increases in prices of raw materials and components.

                   The failure of our suppliers to deliver on a timely basis raw materials and components to us, and increases in the prices of raw materials, may adversely affect our results of operations and cash flows. The supply of rayon used to make carbon fiber cloth typically used in ablative composites is highly dependent upon the qualification of the rayon supplier by the United States Department of Defense. North American Rayon has ceased production of the rayon used in our ablative products. This could have an effect on the rayon supply in the coming years. Also, a European company has become the world's sole supplier of graphite and carbon used in our ablative applications. We cannot assure you that these developments will not have a significant impact on price or supply.

Product liability claims in excess of insurance could adversely affect our financial results and financial condition.

         We face potential liability for personal injury or death as a result of the failure of products designed or manufactured by us. Although we maintain product liability insurance, any material product liability not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

Damage or destruction of our facilities caused by earthquake or other causes could adversely affect our financial results and financial condition.

         Although we maintain standard property casualty insurance covering our properties, we do not carry any earthquake insurance because of the cost of such insurance. Our main property is located in California, an area subject to frequent and sometimes severe earthquake activity. Even if covered by insurance, any significant damage or destruction of our facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. As a result, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

         None.

Item 2.  PROPERTIES
         The following chart lists the principal locations and size of Reinhold's facilities and indicates whether the property is owned or leased and, if leased, the lease expiration.

LEASED OR OWNED
LOCATION                    USE                SIZE        LEASE EXPIRATION
--------------------   ------------------  --------------  --------------------
Santa Fe Springs, CA   Administration and  130,000 sq. ft. Leased (Expires 2016)
                       Manufacturing

Oxnard, CA             R&D                   3,600 sq. ft. Leased (Expires 2008)

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------
     On November 17, 2005, on notice duly given, a special meeting of the stockholders of the Company (the "Special Meeting") was held, at which a quorum was present. At the Special Meeting, the stockholders of the Company approved the Share Sale Agreement dated as of September 26, 2005, and authorized the sale of all of the outstanding capital shares of the Company 's NP Aerospace subsidiary to TCG Guardian 2 Limited, an affiliate of The Carlyle Group The vote of the stockholders was 2,483,346 shares in favor, 39,722 shares against, and 3,369 shares abstaining.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
             STOCKHOLDER MATTERS

         (a) Data regarding the market price of Reinhold's common stock is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 55 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference. Reinhold's common stock is traded on the NASDAQ Capital Market under the symbol RNHDA. The stock price quotations incorporated herein reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         (b) The approximate number of common equity security holders is as follows:

                                                         Approximate Number
                                                         of Holders of Record
         Title of Class                                  as of March 3, 2006
         --------------                                  -------------------

         Class A Common Stock,
          par value $.01 per share                             1,224


         (c) A 10% stock dividend was declared on May 1, 2002 payable to stockholders of record as of May 31, 2002. The dividend was paid on June 21, 2002. Fractional shares were paid in cash. Fractional share cash payments totaled $5,913.60.

         A 10% stock dividend was declared on April 30, 2003 payable to stockholders of record as of May 16, 2003. The dividend was paid on May 30, 2003. Fractional shares were paid in cash. Fractional share cash payments totaled $9,327.96.

         Data regarding the dividends paid on Reinhold's common stock for 2005 and 2004 is included in the "Selected Financial Data" on page 1 and under Stockholder Information on page 55 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

Item 6.  SELECTED FINANCIAL DATA

         Reference is made to the "Selected Financial Data" on page 1 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 of Reinhold's 2005 Annual Report to Stockholders, which is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         During 2005, the Company sold its NP Aerospace subsidiary and used a portion of the proceeds to pay off all of its outstanding debt. The Company's previously identified market risks, interest rates on outstanding debt and fluctuations in the value of the BPS to the United States Dollar, no longer exist at December 31, 2005.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Information for Item 8 is included in Reinhold's consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and Reinhold's unaudited quarterly financial data for the two year period ended December 31, 2005, in the Consolidated Financial Statements (including the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income and Notes to Consolidated Financial Statements) and unaudited Quarterly Financial Data sections of Reinhold's 2005 Annual Report to Stockholders, which are incorporated herein by reference. The report of the independent registered public accounting firm on Reinhold's consolidated financial statements is on page 51 of Reinhold's 2005 Annual Report to Stockholders and is also incorporated herein by reference.




                Schedule II-A - Valuation and Qualifying Accounts

            Allowance for Doubtful Accounts Receivable (in thousands)


                                        Balance at        Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
                                            Period      Expenses         Other    Deductions       Period
Fiscal Year Ended
----------------------------------------------------------------------------------------------------------
December 31, 2003                               15              -           -             -            15
----------------------------------------------------------------------------------------------------------
December 31, 2004                               15              -           -             -            15
------------------------------------------------------------------------------------------------------------
December 31, 2005                               15              -           -             -            15
------------------------------------------------------------------------------------------------------------



                Schedule II-B - Valuation and Qualifying Accounts

                        Inventory Reserves (in thousands)

                                        Balance at       Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
Fiscal Year Ended                           Period      Expenses         Other    Deductions       Period
----------------------------------------------------------------------------------------------------------
December 31, 2003                            125               -            113           -           238
----------------------------------------------------------------------------------------------------------
December 31, 2004                            238               -             -            4           234
----------------------------------------------------------------------------------------------------------
December 31, 2005                            234              179            -            -           413
----------------------------------------------------------------------------------------------------------


                Schedule II-C - Valuation and Qualifying Accounts

                 Deferred Tax Valuation Allowance (in thousands)


                                        Balance at       Additions Charged to                  Balance at
                                      Beginning of     Costs and                                   End of
Fiscal Year Ended                           Period      Expenses         Other    Deductions       Period
---------------------------------------------------------------------------------------------------------
December 31, 2003                           8,995                                      2,284        6,711
---------------------------------------------------------------------------------------------------------
December 31, 2004                           6,711                                      2,482        4,229
----------------------------------------------------------------------------------------------------------
December 31, 2005                           4,229                                      4,229          -
----------------------------------------------------------------------------------------------------------




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

Item 9A.   CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

           As of December 31, 2005, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


                  (b) Changes in Internal Controls

         There have been no significant changes in internal controls or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

   Item 9B.       OTHER INFORMATION

                  None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required with respect to directors and officers of Reinhold is included in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

      The information required by Item 11 is included in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The information required by Item 12 is included in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is included in the definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 is included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          --------------------------------------------------- -----------

(a) Documents filed as part of this report:

1. Financial Statements: The following financial statements are contained in the Company's 2005 Annual Report to Stockholders:

     Report of Independent Registered Public Accounting Firm

     Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

     Consolidated Balance Sheets at December 31, 2005 and 2004

     Consolidated Statements of Cash Flows for the years ended December 31,
       2005, 2004 and 2003

     Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

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

3)  EXHIBITS

     2.1Keene Corporation's Fourth Amended Plan of Reorganization Under Chapter
           11 of the Bankruptcy Code dated March 11, 1996, incorporated herein by reference to Exhibit 99(a) to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

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

      3.3 Certificate of Merger of Reinhold Industries, Inc. into Keene Corporation,incorporated herein by reference to Exhibit 99(a), Exhibit C to the Plan, toKeene Corporation's Form 8-K filed with the Commission on June 28, 1996.

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

      3.6 Amended and Restated By-Laws of Reinhold Industries, Inc. on form 8-K filed with the Commission on August 31, 2004.

      4.1  Share Authorization Agreement, incorporated herein by reference to
           Exhibit 99(a),Exhibit H to the Plan, to Keene Corporation's Form 8-K filed with the Commission on June 28, 1996.

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

     10.1 Reinhold Industries, Inc. Stock Incentive Plan, on Form S-8, filed with the Commission on November 10, 1997. **

     10.2 Reinhold Management Incentive Compensation Plan, incorporated by referenceto Page 34 to Keene's (Predecessor Co.) Form 10, dated April 4, 1990, as amended by Form 8, Exhibit 10(e), dated July 19, 1990. **

     10.3 Lease, dated January 4, 1990, by and between Imperial Industrial Properties, Inc. and Reinhold Industries, incorporated by reference to Exhibit 10(b) to Keene's Form 10 dated April 4, 1990, as amended by Form 8, dated July 19, 1990.

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

    10.15 First Amendment to Amended and Restated Credit Agreement dated as of November 18, 2005 among Reinhold Industries, Inc., as borrower, and LaSalle Bank National Association filed herewith.

    13 Certain portions of 2005 Annual Report to Stockholders (with the exception of the information incorporated by reference into Items 1, 5, 6, 7, 7A and 8 of this report, Reinhold's 2005 Annual Report to Stockholders is not deemed to be filed as a part of this report)

    21     Subsidiaries of the registrant

           NONE

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

    31.2 Certification of CFO Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

    32.1 Certification of CEO Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

    32.2 Certification of CFO Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

    ** Management compensation plans and agreements


    (b)  REPORTS ON FORM 8-K

Form 8-K was filed on November 21, 2005 announcing that the Company had completed the sale of its NP Aerospace Ltd. subsidiary to TCG Guardian 2 an affiliate of The Carlyle Group, for approximately 30 million pounds sterling in cash. Also on November 21, 2005, the Company entered into a First Amendment to its Amended and Restated Credit Agreement, dated December 8, 2004, with LaSalle Bank National Association and other participating lenders, pursuant to which the lenders made available to the Company a term loan in the maximum principal amount of $5.5 million and a revolving loan in the maximum principal amount of $4.5 million. Also on November 21, 2005, the Company announced that its Board of Directors declared a special dividend of $6.00 per share to all stockholders of record on December 16, 2005 payable on January 3, 2006. The special dividend will be funded by (1) the remaining net proceeds from the sale of NP Aerospace, and (2) the new credit facility with LaSalle Bank. The Company also announced that it will discontinue its previous policy of paying regular quarterly dividends.

Form 8-K was filed on November 14, 2005 announcing the Company's third quarter 2005 financial results.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REINHOLD INDUSTRIES, INC.
                                       Registrant



Date:    March 31, 2006                By:/s/ Brett R. Meinsen
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


           /s/ Michael T. Furry                              March 31, 2006
           --------------------------------------
           Michael T. Furry- President and Director
           (Principal Executive Officer)


           /s/ Ralph R. Whitney, Jr.                         March 31, 2006
           ---------------------------------------
           Ralph R. Whitney, Jr.- Chairman


           /s/ Andrew McNally, IV                            March 31, 2006
           -------------------------------------
           Andrew McNally, IV- Director


           /s/ Glenn Scolnik                                 March 31, 2006
           -------------------------------------------
           Glenn Scolnik- Director

           /s/ Thomas A. Brand                               March 31, 2006
           -----------------------------------------
           Thomas A. Brand- Director


           /s/ Richard A. Place                              March 31, 2006
           -------------------------------------------
           Richard A. Place- Director


           /s/ C. Miles Schmidt, Jr.                         March 31, 2006
           ----------------------------------------
           C. Miles Schmidt, Jr.- Director


           /s/ Richard C. Morrison                           March 31, 2006
           ---------------------------------------
           Richard C. Morrison - Director


           /s/ Matthew C. Hook                               March 31, 2006
           ---------------------------------------
           Matthew C. Hook - Director