Form 10-Q
period 2006-03-31
REINHOLD INDUSTRIES INC/DE/
filed 2006-05-12
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 2006


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________  to _____________
                                                             --

                         Commission file number: 0-18434

                            REINHOLD INDUSTRIES, INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

  Delaware                                                      13-2596288
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

 12827 East Imperial Hwy, Santa Fe Springs, CA                  90670
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code       (562)944-3281
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [   ]  Accelerated filer [  ] Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the Exchange Act).
Yes  [   ]        No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class A Common Stock, Par Value $.01 - 3,291,181 shares as of May 4, 2006.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




                       PART I - FINANCIAL INFORMATION                      PAGE


Item 1.  Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited)
         and December 31, 2005                                                3

         Unaudited Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2006 and 2005                           4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2006 and 2005                           5

         Notes to Unaudited Condensed Consolidated Financial Statements       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22

Item 4.  Controls and Procedures                                              22


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                  23
Item 6.  Exhibits                                                             23

SIGNATURES                                                                    26

EXHIBITS                                                                      27

                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)



                                              March 31, 2006   December 31, 2005
ASSETS                                           (Unaudited)
Current assets:
  Cash and cash equivalents                         $  3,795            $ 8,965
  Accounts receivable                                  5,577              4,322
  Inventories                                          3,516              3,167
  Prepaid pension                                      2,462              2,312
  Deferred income taxes                                  411                411
  Other current assets                                   434                395
                                                    --------            -------
      Total current assets                            16,195             19,572

Property, plant and equipment, net                     5,633              5,661
Goodwill                                               2,521              2,521
Deferred income taxes                                  1,671              1,671
Other assets                                              22                 25
                                                   ---------           --------
                                                    $ 26,042           $ 29,450
                                                      ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  2,004           $  1,890
  Accrued expenses                                     1,938              2,417
  Accrued income taxes                                   256              5,264
  Accrued sales price adjustment                           -              2,278
  Current portion of long term debt                      800                  -
                                                    --------           --------
      Total current liabilities                        4,998             11,849

Long term pension liability                            5,797              5,797
Long term debt - less current portion                  2,200                  -
Other long term liabilities                            4,334              4,322
                                                     -------            -------
      Total liabilities                               17,329             21,968

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,290,003 shares
         and 3,288,867 shares, respectively               33                 33
Additional paid-in capital                             4,233              4,209
Retained earnings                                      8,205              6,998
Accumulated other comprehensive loss                  (3,758)            (3,758)
                                                    --------           --------
Net stockholders' equity                               8,713              7,482
                                                     -------            -------
                                                    $ 26,042           $ 29,450
                                                     =======             ======

See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


Three months ended March 31,                                2006           2005
--------------------------------------------------------------------------------

Net sales                                                 $9,679         $7,181
Cost of goods sold                                         5,748          4,370
                                                           -----          -----

Gross profit                                               3,931          2,811
Selling, general and administrative expenses               1,987          1,979
                                                           -----          -----

Operating income                                           1,944            832
Interest income                                               62              -
                                                         -------       --------

Income from continuing operations before income taxes      2,006            832
Income tax expense                                           799            886
                                                          ------          -----

Income (loss) from continuing operations                   1,207            (54)
                                                          ------          -----

Discontinued operations:
      Income from operations of discontinued
         component                                             -          2,787
        Interest expense                                       -            421
      Income tax expense                                       -            617
                                                         ---------      -------

Income on discontinued operations                                -        1,749
                                                         ---------      -------

Net income                                                 $ 1,207      $ 1,695
                                                            ======     ========


Basic earnings (loss) per share - continuing operations   $   0.37     ($  0.02)
Diluted earnings (loss) per share - continuing operations $   0.37     ($  0.02)

Basic earnings per share - discontinued operations        $   0.00      $  0.54
Diluted earnings per share - discontinued operations      $   0.00      $  0.53

Basic earnings per share                                  $   0.37      $  0.52
Diluted earnings per share                                $   0.37      $  0.52

Weighted average common shares outstanding - basic           3,301        3,261
Weighted average common shares outstanding - diluted         3,301        3,291

Dividends per common share                                   $0.00        $0.50

See accompanying notes to unaudited condensed consolidated financial statements.



                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)




Three months ended March 31,                                         2006                     2005
-----------------------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income (loss) from continuing operations                    $ 1,207                 ($   54)
Adjustments to reconcile net income (loss) from
  continuing operations to net cash (used in) provided by
  operating activities:
    Depreciation                                                      209                     298
    Deferred income taxes                                               -                     661
    Non-cash compensation                                              24                      42
    Changes in assets and liabilities:
      Accounts receivable                                          (1,255)                  1,464
      Inventories                                                    (349)                   (200)
      Other current assets                                           (189)                   (154)
      Accounts payable                                                114                      73
      Accrued expenses                                               (479)                 (1,303)
      Accrued income taxes                                         (5,008)                      -
      Other, net                                                       15                     (36)
      Cash flows (used in) provided by discontinued operations     (2,278)                  1,059
                                                                   -------                  -----
Net cash (used in) provided by operating activities                (7,989)                  1,850

Cash flows from investing activities:
      Capital expenditures                                           (181)                    (51)
      Cash flows used in discontinued operations                        -                     (76)
                                                                   ------                   ------
Net cash used in investing activities                                (181)                   (127)

Cash flows from financing activities:
   Dividends paid                                                       -                  (1,630)
   Proceeds from long-term debt                                     3,000                       -
   Cash flows used in discontinued operations                           -                  (1,171)
                                                                ---------                 --------
Net cash provided by (used in) financing activities                 3,000                  (2,801)

Net decrease in cash and cash equivalents                          (5,170)                 (1,078)
Cash and cash equivalents, beginning of period                      8,965                   4,015
                                                                    -----                 -------
Cash and cash equivalents, end of period                          $ 3,795                 $ 2,937
                                                                    =====                 =======



See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)




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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventories are as follows (in thousands):

                                     March 31, 2006           December 31, 2005
--------------------------------------------------------------------------------
     Raw material                           $ 2,138                      2,087
     Work-in-process                          1,038                        804
     Finished goods                             340                        276
--------------------------------------------------------------------------------
       Total                                $ 3,516                      3,167


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                       Three Months Ended
                                                             March 31,
                                                      2006            2005
                                           ------------------------------------

Income (loss) from continuing operations            $1,207         ($   54)
                                                    ======          =======

Net income                                          $1,207          $1,695
                                                    ======          ======

Weighted average shares used
 in basic computation                                3,301           3,261
Dilutive effect of stock options                         -              30
                                                   -------           ------

Weighted average shares used
 for diluted calculation                             3,301            3,291
                                                     =====            =====

Stock options outstanding                                -               44

Range of exercise price                                  -     $7.32-$11.36

   STOCK OPTION PLAN
Prior to January 1, 2006, the Company accounted for its stock-based computation plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company's stock option grants was at or above the fair market value of the underlying stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 (R), "Share-Based Payment" using the modified-prospective transition method. Under this transition method, compensation costs recognized includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro-forma disclosures and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated.

As of December 31, 2005 and March 31, 2006, the Company does not have any stock options outstanding. No compensation expense has been recorded for the three months ended March 31, 2006 as a result of adopting SFAS 123 (R).

Prior to January 1, 2006, the Company had adopted the disclosure-only alternative of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting For Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):



Net income as reported                                             $1,695

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                   (26)
--------------------------------------------------------------------------------
Net income, as adjusted                                            $1,669
                                                                   ======

Earnings per share:

Basic - as reported                                                 $0.52
Basic - as adjusted                                                 $0.51

Diluted - as reported                                               $0.52
Diluted - as adjusted                                               $0.51

The fair values per share of stock options granted in connection with the Company's stock option plan have been estimated using the following assumptions:

Three months ended March 31,                                        2005
-------------------------------------------------------------------------------
 Expected life (in years)                                            4.1
 Volatility                                                           70%
 Risk free interest rate                                             6.0%
 Dividend yield                                                     0.00

OTHER COMPREHENSIVE INCOME
The Company reports other comprehensive income under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive income during the three months ended March 31, 2006 and 2005 was a loss on foreign currency translation of $0 and $100,000, respectively. On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace Ltd., to The Carlyle Group ("TCG"). In conjunction with the sale, foreign currency transactions that were previously included as part of "accumulated other comprehensive loss" in the balance sheet were recognized in the income statement as a component of discontinued operations.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:


 Three months ended March 31,                               2006           2005
--------------------------------------------------------------------------------
 Statutory Federal rate                                       34%            34%
 State taxes, net of Federal benefit                           6%             3%
 Rate difference on foreign income                             -             68%
 Other                                                         -              1%
--------------------------------------------------------------------------------
 Effective tax rate on income from continuing operations      40%           106%


In determining the effective tax rate which is applied to income from continuing operations for the three months ended March 31, 2005, the Company had recorded federal income tax expense ($1.8 million) on distributed NP Aerospace Ltd. earnings of approximately $5.2 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

LONG TERM DEBT
On March 20, 2002, the Company entered into a revolving credit facility with LaSalle Bank National Association ("LaSalle"). On December 7, 2004, the Company amended the existing credit facility with LaSalle. The credit facility consisted of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately

$38,200,000. On November 21, 2005, in conjunction with the proceeds received from the sale of NP Aerospace, the entire outstanding balance with LaSalle approximating $25,757,000 was repaid.

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at March 31, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at March 31, 2006 were $600,000. The amount available under the revolving credit facility at March 31, 2006 was approximately $3.9 million.

The outstanding balance with LaSalle was $3,000,000 at March 31, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was not in compliance with all covenants as of March 31, 2006, but has received a waiver from LaSalle and has amended the facility to avoid future covenant violations.

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

Net pension cost included the following (in thousands):

Three months ended March 31,                                2006           2005
--------------------------------------------------------------------------------
 Service cost                                               $  -             $-
 Interest cost on benefits earned in prior years             220            220
 Expected return on assets                                  (232)          (232)
 Amortization of net loss                                    112            112
--------------------------------------------------------------------------------
 Net pension cost                                           $100           $100

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

DISCONTINUED OPERATIONS

On November 21, 2005, the Company sold 100% of the capital stock of its wholly-owned subsidiary, NP Aerospace Ltd., to The Carlyle Group ("TCG") for $53.2 million, subject to a post-closing working capital adjustment. TCG required that NP Aerospace be cash free, free of all debt and delivered with a normal level of working capital. The purchase price was reduced by $2.3 million during the first quarter 2006 to $50.9 million based on the final computation of closing date working capital. The purchase price adjustment has been reflected in the December 31, 2005 financial statements.

The sale of NP Aerospace Ltd. meets the criteria defined in FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as discontinued operations and is presented herein as such.


Operating results of the discontinued operations for the three months ended March 31, 2005 are summarized as follows (in thousands):

Three months ended March 31,                                             2005
--------------------------------------------------------------------------------
 Net sales                                                            $11,796
 Income from operations                                                 2,787
 Interest expense                                                         421
 Income tax expense                                                       617
--------------------------------------------------------------------------------
 Income on discontinued operations                                     $1,749

OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Reinhold is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications primarily in the United States and Europe. The Company generates revenues from three operating segments:
Aerospace, Seating Products, and Commercial. Management has determined these to be Reinhold's operating segments based upon the nature of their products. Aerospace produces a variety of products for the U.S. military and space programs. Seating Products produces components for the commercial aircraft seating industry. The Commercial segment produces lighting housings and pool filter tanks.

Due to the status of the NP Aerospace business unit as discontinued operations, historical segment data has been removed from the presentation for all periods presented.

The information in the following tables is derived directly from the segments' internal financial reporting for corporate management purposes (in thousands).



Three months ended March 31,                            2006               2005
--------------------------------------------------------------------------------
Net sales
     Aerospace                                        $5,663             $5,002
     Seating Products                                  3,145              1,274
     Commercial                                          871                905
--------------------------------------------------------------------------------
Total sales                                           $9,679             $7,181

Income before income taxes from continuing
   operations
     Aerospace                                        $1,647             $1,300
     Seating Products                                    570               (232)
     Commercial                                          176                118
       Unallocated corporate expenses                   (387)              (354)
--------------------------------------------------------------------------------
Total income before income taxes
  from continuing operations                          $2,006             $  832



                                             March 31, 2006   December 31, 2005
--------------------------------------------------------------------------------
Total assets
     Aerospace                                    $  11,737             $11,156
     Seating Products                                 3,941               3,253
     Commercial                                       1,570               1,479
     Unallocated corporate                            8,794              13,562
--------------------------------------------------------------------------------
Total assets                                       $ 26,042             $29,450




LEGAL PROCEEDINGS

On August 11, 2000, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain

Notes to Condensed Consolidated Financial Statements (Continued)

environmental liabilities arising at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in Santa Barbara County, California ("Casmalia Site"). The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is not currently a party to any litigation concerning the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated condensed financial position or results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Costs


In November 2004, the FASB revised Statement No. 151 (FAS 151) "Inventory Costs, an amendment of ARB No. 43, Chapter 4." FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The impact to the Company was determined to be immaterial.

Share-Based Payment
In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), "Share-Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. The impact to the Company was determined to be immaterial.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                 March 31, 2006

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

In assessing the recoverability of our goodwill at March 31, 2006 and December 31, 2005, we were required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years we would make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $2,521,000 at March 31, 2006 and December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements and related public financial information are based on the application of U.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Cumulative Foreign Exchange Translation Accounting
In preparing our consolidated financial statements, we are required to translate the financial statements of NP Aerospace from the currency in which they keep their accounting records, the British Pound Sterling, into United States dollars. This process results in exchange gains and losses which are either included within the statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive loss." On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace Ltd., to The Carlyle Group ("TCG"). In conjunction with the sale, foreign currency transactions that were previously included as part of "accumulated other comprehensive loss" in the balance sheet were recognized in the income statement as a component of discontinued operations.


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

Comparison of First Quarter 2006 to 2005

In the first quarter of 2006, net sales increased $2.5 million (35%) to $9.7 million, compared to first quarter 2005 sales of $7.2 million. Sales in the Aerospace business unit increased by $0.7 million (13%) to $5.7 million due primarily to additional sales of components related to the Minuteman III Propulsion Replacement Program. Sales in the Seating Products business unit increased by $1.9 million (147%) to $3.1 million compared with the first quarter of 2005 due to a surge in aircraft seating demand from our largest customer and production quantity sales to a new customer. Sales were essentially flat at $0.9 million in the Commercial business unit.

Gross profit margin in the first quarter of 2006 increased to 41% from 39% in 2005. Gross profit margin for Aerospace decreased from 47% to 45% due to changes in product mix. Gross profit margin for Seating Products increased from 13% to 34% due to increased selling prices and the absorption of fixed overhead costs on higher sales volume. Gross profit margin for Commercial increased from 33% to 35% due primarily to higher selling prices.

Selling, general and administrative expenses for the first quarter 2006 were $2.0 million (21% of sales) compared to $2.0 million (28% of sales) for the same quarter of 2005.

Interest income was $62 thousand in the first quarter of 2006 compared to interest income of zero in the first quarter of 2005 due to higher cash balances.

Income from continuing operations before income taxes increased to $2.0 million (21% of sales) in the first quarter of 2006 from $0.8 million (12% of sales) in the same period of 2005. Income from continuing operations before income taxes for Aerospace was $1.6 million (29% of sales) in 2006 compared to $1.3 million (26% of sales) in 2005 due to increased sales and lower compensation costs. Income from continuing operations before income taxes was $0.6 million for Seating Products in the first quarter of 2006 (18% of sales) compared to a loss from continuing operations of $0.2 million (-17% of sales) in 2005 due to increased sales. Income from continuing operations before income taxes for Commercial was flat at $0.1 million compared to 2004.

Income tax expense of $0.8 million (40% effective rate) was recorded in the first quarter of 2006 as compared to $0.9 million (106% effective rate) the first quarter of 2005 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends in 2005. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the three months ended March 31, 2005, the Company had recorded federal income tax expense ($1.8 million) on distributed NP Aerospace Ltd. earnings of approximately $5.2 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

Income from discontinued operations, net of income tax, was zero in the first quarter of 2006 compared to $1.7 million in the first quarter of 2005. The financial results from discontinued operations relate to NP Aerospace Ltd., the Company's former U.K. subsidiary.

As of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd. As more fully described in Note 3 to the 2005 consolidated financial statements filed on Form 10-K, benefits realized from loss carryforwards arising prior to the reorganization have been recorded directly to additional paid-in capital.

Liquidity and Capital Resources

As of March 31, 2006, working capital was $11.2 million, up $3.5 million from December 31, 2005. Cash and cash equivalents of $3.8 million held at March 31, 2006 were $5.2 million lower than cash and cash equivalents held at December 31, 2005 primarily due to the payment of the purchase price adjustment to TCG and the payment of accrued income taxes.

Net cash used in operating activities totaled $8.0 million for the three months ended March 31, 2006 as compared net cash provided by operating activities of $1.9 million for the comparable period in 2005. The decrease over the prior period is due primarily to increased accounts receivable from higher sales during the current quarter and payment of accrued federal and state income taxes primarily resulting from the gain on the sale of NP Aerospace in November 2005. Cash flows used in discontinued operations for the three months ended March 31, 2006 of $2.3 million consisted of the payment of the purchase price adjustment to TCG related to the NPA sale. Cash flows provided by discontinued operations in 2005 of $1.1 million were operating cash flows from NP Aerospace.

Net cash used in investing activities for the three months ended March 31, 2006 totaled $0.2 million consisting of capital expenditures. Net cash used in investing activities for the three months ended March 31, 2005 totaled $0.1 million consisting primarily of cash flows used in discontinued operations. Cash flows used in discontinued operations consisted primarily of capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2006 totaled $3.0 million and consisted of the proceeds from long-term debt. The debt was used primarily to pay income taxes related to the sale of NP Aerospace. Net cash used in financing activities for the three months ended March 31, 2005 totaled $2.8 million and consisted of dividends paid of $1.6 million and cash flows used in discontinued operations of $1.2 million. Cash flows used in discontinued operations consisted of the repayment of long-term debt.

Expenditures in 2006 and 2005 related to investing and financing activities were financed by existing cash and cash equivalents and the available credit facility.

On March 20, 2002, the Company entered into a revolving credit facility with LaSalle Bank National Association ("LaSalle"). On December 7, 2004, the Company amended the existing credit facility with LaSalle. The credit facility consisted of a five-year term loan in the amount of $24,500,000 and a revolving credit facility of up to $12,000,000. Prior to December 31, 2004, the Company received $31,500,000 from LaSalle against this credit facility. The proceeds from the credit facility and additional cash on hand were used to pay the special cash dividend of $11.75 per share on December 28, 2004 totaling approximately

$38,200,000. On November 21, 2005, in conjunction with the proceeds received from the sale of NP Aerospace, the entire outstanding balance with LaSalle approximating $25,757,000 was repaid.

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at March 31, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at March 31, 2006 were $600,000. The amount available under the revolving credit facility at March 31, 2006 was approximately $3.9 million.

The outstanding balance with LaSalle was $3,000,000 at March 31, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was not in compliance with all covenants as of March 31, 2006, but has received a waiver from LaSalle and has amended the facility to avoid future covenant violations.

Management believes that the available cash, cash flows from operations and cash available under the line of credit will be sufficient to fund the Company's operating and capital expenditure requirements through at least December 31, 2006.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

All of the Company's debt at March 31, 2006, approximately $3.0 million, is at variable interest rates based on LIBOR plus 2.50%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 5.00% at March 31, 2006. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $30,000 impact on interest expense for the year ending December 31, 2006.


Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

 As of March 31, 2006, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.


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

   10.15 First Amendment to Amended and Restated Credit Agreement dated as of November 18, 2005 among Reinhold Industries, Inc., as borrower, and LaSalle Bank National Association on Form 10-K filed with the Commission on March 31, 2006.

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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K

        Form 8-K was filed on January 25, 2006 announcing that it has received a letter from the Nasdaq Stock Market ("Nasdaq") informing the Company that it no longer meets the standards for continued listing of its common shares on the Nasdaq National Market.

        Form 8-K was filed on February 2, 2006 announcing that Nasdaq had approved the Company's application to list its Class A common stock on the Nasdaq Capital Market. The Company's listing will be transferred from the Nasdaq National Market to the Capital Market at the opening of business on Friday, February 3, 2006.

        Form 8-K was filed on February 28, 2006 announcing that the Company had engaged TM Capital Corp. to explore strategic alternatives for the enhancement of shareholder value, including a possible sale of the Company.

        Form 8-K was filed on March 31, 2006 announcing the fourth quarter and full year 2005 financial results for the Company.

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


DATE: May 12, 2006

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                                 Treasurer and Secretary
                               (Principal Financial Officer)