Form 10-Q
period 2006-06-30
REINHOLD INDUSTRIES INC/DE/
filed 2006-08-10
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2006


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

Class A Common Stock, Par Value $.01 - 3,292,105 shares as of August 4, 2006.

                            REINHOLD INDUSTRIES, INC.

                                      INDEX




                       PART I - FINANCIAL INFORMATION                       PAGE


Item 1.  Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
         and December 31, 2005                                                3

         Unaudited Condensed Consolidated Statements of Operations for the
         Three Months Ended June 30, 2006 and 2005                            4

         Unaudited Condensed Consolidated Statements of Operations for the
         Six Months Ended June 30, 2006 and 2005                              5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2006 and 2005                              6

         Notes to Unaudited Condensed Consolidated Financial Statements       7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22

Item 4.  Controls and Procedures                                              22


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                  23
Item 6.  Exhibits                                                             23

SIGNATURES                                                                    26

EXHIBITS                                                                      27



                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share and share data)


                                                            June 30, 2006       December 31, 2005
ASSETS                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  5,000                 $ 8,965
  Accounts receivable                                               4,877                   4,322
  Inventories                                                       3,652                   3,167
  Prepaid pension                                                   2,583                   2,312
  Deferred income taxes                                               411                     411
  Other current assets                                                301                     395
                                                                   ------                  ------
      Total current assets                                         16,824                  19,572

Property, plant and equipment, net                                  5,457                   5,661
Goodwill                                                            2,521                   2,521
Deferred income taxes                                               1,671                   1,671
Other assets                                                           57                      25
                                                                   ------                  ------
                                                                 $ 26,530                $ 29,450
                                                                   ======                  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  1,540                $  1,890
  Accrued expenses                                                  1,900                   2,417
  Accrued income taxes                                                346                   5,264
  Accrued sales price adjustment                                        -                   2,278
  Current portion of long term debt                                   800                       -
                                                                   ------                  ------
     Total current liabilities                                      4,586                  11,849

Long term pension liability                                         5,797                   5,797
Long term debt, less current portion                                2,000                       -
Other long term liabilities                                         4,400                   4,322
                                                                   ------                  ------
      Total liabilities                                            16,783                  21,968

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,291,181 shares
         and 3,288,867 shares, respectively                            33                      33
Additional paid-in capital                                          4,257                   4,209
Retained earnings                                                   9,215                   6,998
Accumulated other comprehensive loss                               (3,758)                 (3,758)
                                                                   ------                  ------
Net stockholders' equity                                            9,747                   7,482
                                                                   ------                  ------
                                                                 $ 26,530                $ 29,450
                                                                   ======                  ======

See accompanying notes to unaudited condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


Three months ended June 30,                                         2006                      2005
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $9,067                   $7,496
Cost of goods sold                                                  5,422                    4,592
                                                                   ------                    ------
Gross profit                                                        3,645                    2,904
Selling, general and administrative expenses                        1,878                    2,012
                                                                   ------                   ------
Operating income                                                    1,767                      892
Interest expense, net                                                  77                        -
                                                                   ------                   ------
Income from continuing operations before income taxes               1,690                      892
Income tax expense                                                    680                      944
                                                                   ------                   ------
Income (loss) from continuing operations                            1,010                      (52)
                                                                   ------                   ------
Discontinued operations:
      Income from operations of discontinued
         component                                                      -                    3,035
      Interest expense                                                  -                      437
      Income tax expense                                                -                      808
                                                                   ------                   ------
Income on discontinued operations                                       -                    1,790
                                                                   ------                   ------
Net income                                                        $ 1,010                  $ 1,738
                                                                   ======                   ======

Basic earnings (loss) per share - continuing operations          $   0.31                ($  0.02)
Diluted earnings (loss) per share - continuing operations        $   0.31                ($  0.02)

Basic earnings per share - discontinued operations               $   0.00                 $  0.55
Diluted earnings per share - discontinued operations             $   0.00                 $  0.54

Basic earnings per share                                         $   0.31                 $  0.53
Diluted earnings per share                                       $   0.31                 $  0.53

Weighted average common shares outstanding - basic                  3,304                   3,262
Weighted average common shares outstanding - diluted                3,304                   3,293

Dividends per common share                                          $0.00                   $0.50

See accompanying notes to unaudited condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


Six months ended June 30,                                            2006                     2005
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $18,746                  $14,677
Cost of goods sold                                                 11,170                    8,962
                                                                   ------                   ------
Gross profit                                                        7,576                    5,715
Selling, general and administrative expenses                        3,865                    3,991
                                                                   ------                   ------
Operating income                                                    3,711                    1,724
Interest expense, net                                                  15                        -
                                                                   ------                   ------
Income from continuing operations before income taxes               3,696                    1,724
Income tax expense                                                  1,479                    1,830
                                                                   ------                   ------
Income (loss) from continuing operations                            2,217                     (106)
                                                                   ------                   ------
Discontinued operations:
      Income from operations of discontinued
         component                                                      -                    5,822
      Interest expense                                                  -                      858
      Income tax expense                                                -                    1,425
                                                                   ------                   ------
Income on discontinued operations                                       -                    3,539
                                                                   ------                   ------
Net income                                                        $ 2,217                  $ 3,433
                                                                   ======                   ======

Basic earnings (loss) per share - continuing operations          $   0.67                 ($  0.03)
Diluted earnings (loss) per share - continuing operations        $   0.67                 ($  0.03)

Basic earnings per share - discontinued operations               $   0.00                  $  1.09
Diluted earnings per share - discontinued operations             $   0.00                  $  1.08

Basic earnings per share                                         $   0.67                  $  1.05
Diluted earnings per share                                       $   0.67                  $  1.04

Weighted average common shares outstanding - basic                  3,302                    3,261
Weighted average common shares outstanding - diluted                3,302                    3,292

Dividends per common share                                          $0.00                    $1.00


See accompanying notes to unaudited condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



Six months ended June 30,                                            2006                     2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income (loss) from continuing operations                    $ 2,217                   ($106)
Adjustments to reconcile net income (loss) from
  continuing operations to net cash (used in) provided by
  operating activities:
    Depreciation                                                      424                     518
    Deferred income taxes                                               -                   1,123
    Non-cash compensation                                              48                      72
    Changes in assets and liabilities:
      Accounts receivable                                            (555)                  1,323
      Inventories                                                    (485)                   (640)
      Other current assets                                           (177)                   (320)
      Accounts payable                                               (350)                    389
      Accrued expenses                                               (517)                 (1,015)
      Accrued income taxes                                         (4,918)                      -
      Other, net                                                       42                     (17)
      Cash flows (used in) provided by discontinued operations     (2,278)                  3,784
                                                                   ------                  ------
Net cash (used in) provided by operating activities                (6,549)                  5,111

Cash flows from investing activities:
      Capital expenditures                                           (216)                   (162)
      Cash flows used in discontinued operations                        -                    (263)
                                                                   ------                  ------
Net cash used in investing activities                                (216)                   (425)

Cash flows from financing activities:
   Dividends paid                                                       -                  (3,260)
   Proceeds from long-term debt                                     3,000                       -
   Repayments of long-term debt                                      (200)                      -
   Cash flows used in discontinued operations                           -                  (2,405)
                                                                   ------                  ------
Net cash provided by (used in) financing activities                 2,800                  (5,665)

Net decrease in cash and cash equivalents                          (3,965)                   (979)
Cash and cash equivalents, beginning of period                      8,965                   4,015
                                                                   ------                  ------
Cash and cash equivalents, end of period                          $ 5,000                 $ 3,036
                                                                   ======                  ======


See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)




DESCRIPTION OF BUSINESS

Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the country-regionUnited States and placeEurope. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

USE OF ESTIMATES

The Company's condensed consolidated financial statements and related public financial information are based on the application of country-regionplaceU.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, the realizability of deferred tax assets, and foreign exchange translation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company are unaudited. The financial statements consolidate the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q requirements and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventories are as follows (in thousands):

                                     June 30, 2006           December 31, 2005
-------------------------------------------------------------------------------
     Raw material                          $ 2,350                      2,087
     Work-in-process                           851                        804
     Finished goods                            451                        276
-------------------------------------------------------------------------------
       Total                              $  3,652                      3,167


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                 Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                                 2006           2005                  2006           2005
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing
    operations                                 $1,010         ($  52)               $2,217         ($ 106)
                                               ======         ======                ======         ======

Net income                                     $1,010         $1,738                $2,217         $3,433
                                               ======         ======                ======         ======
Weighted average shares used
 in basic computation                           3,304          3,262                 3,302          3,261
Dilutive effect of stock options                    -             31                     -             31
---------------------------------------------------------------------------------------------------------
 Weighted average shares used
   for diluted calculation                      3,304          3,293                 3,302          3,292
                                               ======         ======                ======         ======

Stock options outstanding                          -              44                     -             44
Range of exercise price                            -    $7.32-$11.36                     -   $7.32-$11.36


STOCK OPTION PLAN
Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of the Company's stock option grants was at or above the fair market value of the underlying stock on the date of the grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123 (R), "Share-Based Payment" using the modified-prospective transition method. Under this transition method, compensation costs recognized includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro-forma disclosures and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated.

As of December 31, 2005 and June 30, 2006, the Company does not have any stock options outstanding. Accordingly, no compensation expense has been recorded for the three and six months ended June 30, 2006 as a result of adopting SFAS 123
(R).

Prior to January 1, 2006, the Company had adopted the disclosure-only alternative of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting For Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                        Three Months Ended           Six Months Ended
                                                              June 30,2005              June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
Net income as reported                                              $1,738                     $3,433

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                    (27)                       (53)
------------------------------------------------------------------------------------------------------------------------------------
Net income, as adjusted                                             $1,711                     $3,380
                                                                    ======                     ======

Earnings per share:

Basic - as reported                                                  $0.53                      $1.05
Basic - as adjusted                                                  $0.52                      $1.04

Diluted - as reported                                                $0.53                      $1.04
Diluted - as adjusted                                                $0.52                      $1.03


The fair values per share of stock options granted in connection with the Company's stock option plan have been estimated using the following assumptions:

Three and six months ended June 30,                                      2005
--------------------------------------------------------------------------------
Expected life (in years)                                                   4.1
 Volatility                                                                70%
 Risk free interest rate                                                  6.0%
 Dividend yield                                                           0.00

OTHER COMPREHENSIVE INCOME (LOSS)
The Company reports other comprehensive income (loss) under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive loss during the three months ended June 30, 2005 was a loss on foreign currency translation of $320,000. The difference between net income and total comprehensive loss during the six months ended June 30, 2005 was a loss on foreign currency translation of $420,000. On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace Ltd., to The Carlyle Group ("TCG"). In conjunction with the sale, foreign currency transactions that were previously included as part of "accumulated other comprehensive loss" in the balance sheet were recognized in the income statement as a component of discontinued operations.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:

                                           Three Months            Six Months
                                         Ended June 30,          Ended June 30,
                                           2006    2005        2006        2005
--------------------------------------------------------------------------------
Statutory Federal rate                       34%     34%         34%         34%
State taxes, net of Federal benefit           6%      3%          6%          3%
Rate difference on foreign income             -      68%          -         68%
Other                                         -       1%          -           1%
--------------------------------------------------------------------------------
Effective tax rate on income
 from continuing operations                  40%    106%         40%        106%

In determining the effective tax rate which is applied to income from continuing operations for the six months ended June 30, 2005, the Company had recorded federal income tax expense ($1.8 million) on distributed NP Aerospace Ltd. earnings of approximately $5.2 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

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

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at June 30, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at June 30, 2006 were $300,000. The amount available under the revolving credit facility at June 30, 2006 was approximately $4.2 million.

The outstanding balance with LaSalle was $2,800,000 at June 30, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of June 30, 2006.

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

Net pension cost included the following (in thousands):

                                                                     Three Months                Six Months
                                                                   Ended June 30,              Ended June 30,
                                                                  2006         2005         2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Service cost                                                      $  -         $  -         $  -           $  -
 Interest cost on benefits earned in prior years                   220          220          440            440
 Expected return on assets                                        (233)        (233)        (465)          (465)
 Amortization of net loss                                          113          113          225            225
------------------------------------------------------------------------------------------------------------------------------------
 Net pension cost                                                 $100         $100         $200           $200


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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less when acquired to be cash equivalents.

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

 Operating results of the discontinued operations for the three and six months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

                                        Three Months               Six Months
                                       Ended June 30,            Ended June 30,
                                      2006         2005        2006        2005
--------------------------------------------------------------------------------
Net sales                               $-      $14,065          $-     $25,861
--------------------------------------------------------------------------------
 Income from operations                  -        3,035           -       5,822
 Interest expense                        -          437           -         858
 Income tax expense                      -          808           -       1,425
--------------------------------------------------------------------------------
 Income from discontinued operations    $-       $1,790          $-      $3,539
--------------------------------------------------------------------------------


OPERATING SEGMENTS

The Company reports operating segment data under SFAS No. 131 "Disclosures about Segments of an CityplaceEnterprise and Related Information".

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



                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                        2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                        $5,708         $5,170               $11,371        $10,172
     Seating Products                                  2,351          1,422                 5,496          2,696
     Commercial                                        1,008            904                 1,879          1,809
------------------------------------------------------------------------------------------------------------------------------------
Total sales                                           $9,067         $7,496               $18,746        $14,677
------------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations
   before income taxes
     Aerospace                                        $1,791         $1,544               $ 3,438        $ 2,844
     Seating Products                                    200           (205)                  770           (437)
     Commercial                                          225            118                   401            236
     Unallocated corporate expenses                     (526)          (565)                 (913)          (919)
------------------------------------------------------------------------------------------------------------------------------------
Total income from continuing operations
       before income taxes                            $1,690         $  892               $ 3,696        $ 1,724



                                                             June 30, 2006          December 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
Total assets
     Aerospace                                                   $  11,854                    $11,156
     Seating Products                                                3,116                      3,253
     Commercial                                                      1,537                      1,479
     Unallocated corporate                                          10,023                     13,562
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      $ 26,530                    $29,450



LEGAL PROCEEDINGS

On August 11, 2000, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"), with respect to certain environmental liabilities arising at a site formerly known as the Casmalia Resources Hazardous Waste Management Facility, located in CityplaceSanta Barbara County, StateCalifornia ("Casmalia Site"). The EPA has designated the Company as a "de minimis" waste generator at this site, based on the amount of waste at the Casmalia Site attributed to the Company. The Company is not currently a party to any litigation concerning the Casmalia Site, and based on currently available data, the Company believes that the Casmalia Site is not likely to have a material adverse impact on the Company's consolidated condensed financial position or results of operations.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Costs

In November 2004, the FASB revised Statement No. 151 (FAS 151) "Inventory Costs, an amendment of ARB No. 43, Chapter 4." FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The impact to the Company was determined to be immaterial.
Share-Based Payment
In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), "Share-Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was adopted by the Company effective January 1, 2006. The impact to the Company was determined to be immaterial.

Accounting Changes and Error Corrections

On June 7, 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of FAS 154 did not have any effect on our consolidated financial position, results of operations or cash flows.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                                  June 30, 2006

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this filing and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Reinhold Industries, Inc. ("Reinhold" or the "Company") is a manufacturer of advanced custom composite components and sheet molding compounds for a variety of applications in the country-regionUnited States and placeEurope. Reinhold derives revenues from the defense contract industry, the aircraft industry and other commercial industries.

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

In assessing the recoverability of our goodwill at June 30, 2006 and December 31, 2005, we were required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years we would make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $2,521,000 at June 30, 2006 and December 31, 2005.

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

Damage or destruction of our facilities caused by earthquake or other causes could adversely affect our financial results and financial condition. Although we maintain standard property casualty insurance covering our properties, we do not carry any earthquake insurance because of the cost of such insurance. Our main property is located in placeStateCalifornia, an area subject to frequent and sometimes severe earthquake activity. Even if covered by insurance, any significant damage or destruction of our facilities could result in the inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to us. As a result, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES
The Company's consolidated financial statements and related public financial information are based on the application of country-regionplaceU.S. generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include revenues, receivables, inventories, valuation of long-lived and intangible assets, pension and post-retirement benefits, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Cumulative Foreign Exchange Translation Accounting
In preparing our consolidated financial statements, we are required to translate the financial statements of NP Aerospace from the currency in which they keep their accounting records, the British Pound Sterling, into country-regionplaceUnited States dollars. This process results in exchange gains and losses which are either included within the statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive loss." On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace Ltd., to The Carlyle Group ("TCG"). In conjunction with the sale, foreign currency transactions that were previously included as part of "accumulated other comprehensive loss" in the balance sheet were recognized in the income statement as a component of discontinued operations.


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

Comparison of Second Quarter 2006 to 2005

In the second quarter of 2006, net sales increased $1.6 million (21%) to $9.1 million, compared to second quarter 2005 sales of $7.5 million. Sales in the Aerospace business unit increased by $0.5 million (10%) to $5.7 million due primarily to additional sales of rocket nozzles related to the Ballistic Missile Defense System. Sales in the Seating Products business unit increased by $0.9 million (65%) to $2.4 million compared with the second quarter of 2005 due to a surge in aircraft seating demand from our largest customer and production quantity sales to a new customer. Sales in the Commercial business unit increased by $0.1 million (12%) due primarily to additional shipments of sheet molding compound ("SMC").

Gross profit margin in the second quarter of 2006 increased to 40% from 39% in 2005. Gross profit margin for Aerospace decreased from 48% to 46% due to changes in product mix. Gross profit margin for Seating Products increased from 12% to 28% due to increased selling prices and the absorption of fixed overhead costs on higher sales volume. Gross profit margin for Commercial increased from 30% to 37% due primarily to higher selling prices.

Selling, general and administrative expenses for the second quarter 2006 were $1.9 million (20% of sales) compared to $2.0 million (27% of sales) for the same quarter of 2005.

Interest expense was $77 thousand in the second quarter of 2006 compared to interest expense of zero in the second quarter of 2005 due to borrowings against the LaSalle credit facility.

Income from continuing operations before income taxes increased to $1.7 million (19% of sales) in the second quarter of 2006 from $0.9 million (12% of sales) in the same period of 2005. Income from continuing operations before income taxes for Aerospace was $1.8 million (31% of sales) in 2006 compared to $1.5 million (30% of sales) in 2005 due to increased sales and lower selling, general and administrative expenses. Income from continuing operations before income taxes was $0.2 million for Seating Products in the second quarter of 2006 (9% of sales) compared to a loss from continuing operations of $0.2 million (-14% of sales) in 2005 due to higher sales and increased selling prices. Income from continuing operations before income taxes for Commercial increased to $0.2 million (22% of sales) in 2006 from $0.1 million (13% of sales) in 2005 due to higher selling prices.

Income tax expense of $0.7 million (40% effective rate) was recorded in the second quarter of 2006 as compared to $0.9 million (106% effective rate) the second quarter of 2005 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends in 2005. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the three months ended June 30, 2005, the Company had recorded federal income tax expense ($1.8 million) on distributed NP Aerospace Ltd. earnings of approximately $5.2 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

Income from discontinued operations, net of income tax, was zero in the second quarter of 2006 compared to $1.8 million in the first quarter of 2005. The financial results from discontinued operations relate to NP Aerospace Ltd., the Company's former dateYear2005Day18Month11lstransdateYear2005Day18Month11lstransU.K. subsidiary.

Comparison of First Six Months 2006 to 2005

In the first six months of 2006, net sales increased $4.1 million (28%) to $18.7 million, compared to first six months 2005 sales of $14.7 million. Sales in the Aerospace business unit increased by $1.2 million (12%) to $11.4 million due primarily to additional sales of components related to the Minuteman III Propulsion Replacement Program. Sales in the Seating Products business unit increased by $2.8 million (104%) to $5.5 million due to a surge in aircraft seating demand from our largest customer and production quantity sales to a new customer. Sales in the Commercial business unit increased by $0.1 million (4%) to $1.9 million due to increased selling prices.

Gross profit margin in the six months quarter of 2006 increased to 40% from 39% in 2005. Gross profit margin for Aerospace decreased from 47% to 45% due to changes in product mix. Gross profit margin for Seating Products increased from 13% to 32% due to increased selling prices and the absorption of fixed overhead costs on higher sales volume. Gross profit margin for Commercial increased from 32% to 36% due primarily to higher selling prices.

Selling, general and administrative expenses for the first six months of 2006 were $3.9 million (20% of sales) compared to $4.0 million (27% of sales) for the first six months of 2005.

Interest expense was $15 thousand in the first six months of 2006 compared to interest income of zero in the first quarter of 2005 due to borrowings against the LaSalle credit facility.

Income from continuing operations before income taxes increased to $3.7 million (20% of sales) in the first six months of 2006 from $1.7 million (12% of sales) in the same period of 2005. Income from continuing operations before income taxes for Aerospace was $3.4 million (30% of sales) in 2006 compared to $2.8 million (28% of sales) in 2005 due to increased sales and lower selling, general and administrative expenses. Income from continuing operations before income taxes was $0.8 million for Seating Products in 2006 (14% of sales) compared to a loss from continuing operations of $0.4 million (-16% of sales) in 2005 due to increased sales. Income from continuing operations before income taxes for Commercial was $0.4 million (21% of sales) in 2006 compared to $0.2 million (13% of sales) in 2005 due primarily to higher selling prices.

Income tax expense of $1.5 million (40% effective rate) was recorded in the first six months of 2006 as compared to $1.8 million (106% effective rate) in the first six months of 2005 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends in 2005. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the six months ended June 30, 2005, the Company had recorded federal income tax expense ($1.8 million) on distributed NP Aerospace Ltd. earnings of approximately $5.2 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

Income from discontinued operations, net of income tax, was zero in the first six months of 2006 compared to $3.5 million in the first six months of 2005. The financial results from discontinued operations relate to NP Aerospace Ltd., the Company's former dateYear2005Day18Month11lstransdateYear2005Day18Month11lstransU.K. subsidiary.


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

Liquidity and Capital Resources

As of June 30, 2006, working capital was $12.2 million, up $4.5 million from December 31, 2005. Cash and cash equivalents of $5.0 million held at June 30, 2006 were $4.0 million lower than cash and cash equivalents held at December 31, 2005 primarily due to the payment of the purchase price adjustment to TCG and the payment of accrued income taxes.

Net cash used in operating activities totaled $6.5 million for the six months ended June 30, 2006 as compared net cash provided by operating activities of $5.1 million for the comparable period in 2005. The decrease over the prior period is due primarily to increased accounts receivable from higher sales during the current quarter and payment of accrued federal and state income taxes primarily resulting from the gain on the sale of NP Aerospace in November 2005. Cash flows used in discontinued operations for the six months ended June 30, 2006 of $2.3 million consisted of the payment of the purchase price adjustment to TCG related to the NPA sale. Cash flows provided by discontinued operations in 2005 of $3.8 million were operating cash flows from NP Aerospace.

Net cash used in investing activities for the six months ended June 30, 2006 totaled $0.2 million consisting of capital expenditures. Net cash used in investing activities for the six months ended June 30, 2005 totaled $0.4 million consisting primarily of capital expenditures of $162 thousand and cash flows used in discontinued operations of $263 thousand. Cash flows used in discontinued operations consisted primarily of capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 2006 totaled $2.8 million and consisted of the proceeds from long-term debt of $3.0 million less subsequent repayments of $0.2 million. The debt was used primarily to pay income taxes related to the sale of NP Aerospace. Net cash used in financing activities for the six months ended June 30, 2005 totaled $5.7 million and consisted of dividends paid of $3.3 million and cash flows used in discontinued operations of $2.4 million. Cash flows used in discontinued operations consisted of the repayment of long-term debt.

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

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at June 30, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at June 30, 2006 were $300,000. The amount available under the revolving credit facility at June 30, 2006 was approximately $4.2 million.

The outstanding balance with LaSalle was $2,800,000 at March 31, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of June 30, 2006.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

All of the Company's debt at June 30, 2006, approximately $2.8 million, is at variable interest rates based on LIBOR plus 2.50%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 5.50% at June 30, 2006. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $30,000 impact on interest expense for the year ending December 31, 2006.


Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

 As of June 30 2006, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.


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

Item 4.    Results of Votes of Security Holders

           On May 4, 2006, the Annual Meeting of Stockholders of the Corporation was convened at its offices in Santa Fe Springs, CA. for the following purpose:

1) To elect nine members of the Board of Directors for Class A Common
Stockholders

           Results of the voting for election of directors were as follows:

           NAME                                 FOR                   WITHHELD
           RALPH R. WHITNEY, JR.            3,106,800                   19,219
           ANDREW McNALLY, IV               3,106,800                   19,219
           MICHAEL T. FURRY                 3,106,828                   19,191
           GLENN SCOLNIK                    3,106,663                   19,356
           THOMAS A. BRAND                  3,106,837                   19,182
           RICHARD A. PLACE                 3,106,837                   19,182
           C. MILES SCHMIDT, JR.            3,106,838                   19,181
           RICHARD C. MORRISON              3,106,837                   19,182
           MATTHEW C. HOOK                  3,106,838                   19,181


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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K


         Form 8-K was filed on May 12, 2006 announcing the first quarter 2006 financial results for the Company.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            REINHOLD INDUSTRIES, INC.
                            Registrant


DATE: August 10, 2006

                            By: /S/ Brett R. Meinsen
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                               (Principal Financial Officer)