Form 10-Q
period 2006-09-30
REINHOLD INDUSTRIES INC/DE/
filed 2006-11-09
CIK 862255

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     September 30, 2006


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

Class A Common Stock, Par Value $.01 - 3,292,105 shares as of November 1, 2006.



                            REINHOLD INDUSTRIES, INC.

                                      INDEX




                       PART I - FINANCIAL INFORMATION                                 PAGE


Item 1.  Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited)
         and December 31, 2005                                                           3

         Unaudited Condensed Consolidated Statements of Operations for the
         Three Months Ended September 30, 2006 and 2005                                  4

         Unaudited Condensed Consolidated Statements of Operations for the
         Nine Months Ended September 30, 2006 and 2005                                   5

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2006 and 2005                                   6

         Notes to Unaudited Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     23

Item 4.  Controls and Procedures                                                        24


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              25
Item 1A.  Risk Factors                                                                  25
Item 4.  Submission of Matters to a Vote of Security Holders                            25
Item 6.  Exhibits                                                                       25

SIGNATURES                                                                              28

EXHIBITS                                                                                29



                            REINHOLD INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)


                                                       September 30, 2006       December 31, 2005
ASSETS                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  6,168                 $ 8,965
  Accounts receivable                                               4,168                   4,322
  Inventories                                                       4,333                   3,167
  Prepaid pension                                                   3,070                   2,312
  Deferred income taxes                                               411                     411
  Other current assets                                                316                     395
                                                                 --------                 -------
      Total current assets                                         18,466                  19,572

Property, plant and equipment, net                                  5,670                   5,661
Goodwill                                                            2,521                   2,521
Deferred income taxes                                               1,671                   1,671
Other assets                                                           54                      25
                                                                ---------                --------
                                                                 $ 28,382                $ 29,450
                                                                   ======                  ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  1,418                $  1,890
  Accrued expenses                                                  2,269                   2,417
  Accrued income taxes                                                552                   5,264
  Accrued sales price adjustment                                        -                   2,278
  Current portion of long term debt                                   800                       -
                                                                 --------              ----------
      Total current liabilities                                     5,039                  11,849

Long term pension liability                                         5,797                   5,797
Long term debt, less current portion                                1,866                       -
Other long term liabilities                                         4,468                   4,322
                                                                  -------                 -------
      Total liabilities                                            17,170                  21,968

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.01 par value:
      Class A  - Authorized: 4,750,000 shares
      Issued and outstanding: 3,292,105 shares
         and 3,288,867 shares, respectively                            33                      33
Additional paid-in capital                                          4,281                   4,209
Retained earnings                                                  10,656                   6,998
Accumulated other comprehensive loss                               (3,758)                 (3,758)
                                                                 --------                --------
Net stockholders' equity                                           11,212                   7,482
                                                                 --------                --------
                                                                 $ 28,382                $ 29,450
                                                                  =======                  ======

See accompanying notes to unaudited condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


Three months ended September 30,                                    2006                      2005
--------------------------------------------------------------------------------------------------
Net sales                                                          $8,795                   $8,297
Cost of goods sold                                                  5,322                    5,094
                                                                    -----                    -----

Gross profit                                                        3,473                    3,203
Selling, general and administrative expenses                        1,769                    2,243
                                                                    -----                    -----

Operating income                                                    1,704                      960
Interest expense, net                                                  57                        -
                                                                   ------                 --------

Income from continuing operations before income taxes               1,647                      960
Income tax expense                                                     82                    1,411
                                                                  -------                  -------

Income (loss) from continuing operations                            1,565                     (451)
                                                                   ------                    ------

Discontinued operations:
      Income from operations of discontinued
         component                                                      -                    2,063
        Interest expense                                                -                      433
      Income tax expense                                              124                      456
                                                                   ------                  -------

(Loss) income on discontinued operations                             (124)                   1,174
                                                                   -------                 -------

Net income                                                        $ 1,441                    $ 723
                                                                   ======                    ======


Basic earnings (loss) per share - continuing operations          $   0.47                 ($  0.14)
Diluted earnings (loss) per share - continuing operations        $   0.47                 ($  0.14)

Basic (loss) earnings per share - discontinued operations       ($   0.04)                 $  0.36
Diluted (loss) earnings per share - discontinued operations     ($   0.04)                 $  0.36

Basic earnings per share                                         $   0.44                  $  0.22
Diluted earnings per share                                       $   0.44                  $  0.22

Weighted average common shares outstanding - basic                  3,306                    3,263
Weighted average common shares outstanding - diluted                3,306                    3,292

Dividends per common share                                          $0.00                    $0.50

See accompanying notes to unaudited condensed consolidated financial statements.



                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


Nine months ended September 30,                                      2006                     2005
--------------------------------------------------------------------------------------------------
Net sales                                                         $27,541                  $22,974
Cost of goods sold                                                 16,492                   14,056
                                                                   ------                   ------

Gross profit                                                       11,049                    8,918
Selling, general and administrative expenses                        5,634                    6,234
                                                                    -----                    -----

Operating income                                                    5,415                    2,684
Interest expense, net                                                  72                        -
                                                                 --------                 --------

Income from continuing operations before income taxes               5,343                    2,684
Income tax expense                                                  1,561                    3,241
                                                                 --------                  -------

Income (loss) from continuing operations                            3,782                     (557)
                                                                   ------                    ------

Discontinued operations:
      Income from operations of discontinued
         component                                                      -                    7,885
        Interest expense                                                -                    1,291
      Income tax expense                                              124                    1,881
                                                                   ------                ---------

(Loss) income on discontinued operations                             (124)                   4,713
                                                                  --------                 -------

Net income                                                        $ 3,658                  $ 4,156
                                                                   ======                  ========


Basic earnings (loss) per share - continuing operations          $   1.15                 ($  0.17)
Diluted earnings (loss) per share - continuing operations        $   1.15                 ($  0.17)

Basic (loss) earnings per share - discontinued operations       ($   0.04)                 $  1.44
Diluted (loss) earnings per share - discontinued operations     ($   0.04)                 $  1.43

Basic earnings per share                                         $   1.11                  $  1.27
Diluted earnings per share                                       $   1.11                  $  1.26

Weighted average common shares outstanding - basic                  3,303                    3,262
Weighted average common shares outstanding - diluted                3,303                    3,292

Dividends per common share                                          $0.00                    $1.50


See accompanying notes to unaudited condensed consolidated financial statements.


                            REINHOLD INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



Nine months ended September 30,                                      2006                    2005
-------------------------------------------------------------------------------------------------
Cash flow from operating activities:
  Net income (loss) from continuing operations                    $ 3,782                   ($557)
Adjustments to reconcile net income (loss) from
  continuing operations to net cash (used in) provided by
  operating activities:
    Depreciation                                                      639                     767
    Deferred income taxes                                               -                   2,525
    Non-cash compensation                                              72                     102
    Changes in assets and liabilities:
      Accounts receivable                                             154                   1,320
      Inventories                                                  (1,166)                   (557)
      Other current assets                                           (679)                 (1,031)
      Accounts payable                                               (472)                    624
      Accrued expenses                                               (148)                   (547)
      Accrued income taxes                                         (4,712)                      -
      Other, net                                                      109                      25
      Net cash flows (used in) provided by discontinued
          operations                                               (2,402)                  5,782
                                                                   -------                  -----
Net cash (used in) provided by operating activities                (4,823)                  8,453
                                                                                                 -

Cash flows from investing activities:
      Capital expenditures                                           (640)                   (407)
      Net cash flows used in discontinued operations                    -                  (1,030)
                                                                   ------                 --------
Net cash used in investing activities                                (640)                 (1,437)

Cash flows from financing activities:
   Dividends paid                                                       -                  (4,892)
   Proceeds from long-term debt                                     3,000                       -
   Repayments of long-term debt                                      (334)                      -
   Cash flows used in discontinued operations                           -                  (3,506)
                                                                ---------                 --------
Net cash provided by (used in) financing activities                 2,666                  (8,398)

Net decrease in cash and cash equivalents                          (2,797)                 (1,382)
Cash and cash equivalents, beginning of period                      8,965                   4,015
                                                                    -----                 -------
Cash and cash equivalents, end of period                          $ 6,168                $  2,633
                                                                    =====                 =======


See accompanying notes to unaudited condensed consolidated financial statements.

                            REINHOLD INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)




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

INVENTORIES

Inventories are stated at the lower of cost or market on a first-in, first-out
(FIFO) basis. The Company assesses the inventory carrying value and reduces it if necessary to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimates given information currently available. The components of inventories are as follows (in thousands):

                                 September 30, 2006           December 31, 2005
-------------------------------------------------------------------------------
     Raw material                           $ 2,855                     $2,087
     Work-in-process                            925                        804
     Finished goods                             553                        276
-------------------------------------------------------------------------------
       Total                               $  4,333                     $3,167


EARNINGS PER COMMON SHARE

The Company presents basic and diluted earnings per share ("EPS"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, consisting of employee stock options.

The reconciliations of basic and diluted weighted average shares are as follows (in thousands, except exercise price data):

                                                 Three Months Ended                    Nine Months Ended
                                                   September 30,                       September 30,
                                                2006              2005                    2006        2005
-------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
    operations                               $ 1,565            ($ 451)                 $3,782     ($  557)
                                             =======            =======                 ======      =======

Net income                                   $ 1,441             $ 723                  $3,658      $ 4,156
                                             =======             =====                  ======      =======

Weighted average shares used
 in basic computation                          3,306             3,263                   3,303        3,262
Dilutive effect of stock options                   -                29                      -            30
                                              ------             -----                   -----        -----
Weighted average shares used
    for diluted calculation                    3,306             3,292                   3,303        3,292
                                               =====             =====                   =====        =====

Stock options outstanding                          -                39                       -           39
Range of exercise price                            -      $7.32-$11.36                       - $7.32-$11.36



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

As of December 31, 2005 and September 30, 2006, the Company does not have any stock options outstanding. Accordingly, no compensation expense has been recorded for the three and nine months ended June 30, 2006 as a result of adopting SFAS 123 (R).

Prior to January 1, 2006, the Company had adopted the disclosure-only alternative of Statement of Financial Accounting Standard ("SFAS") No. 123 "Accounting For Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123 (in thousands except for per share data):

                                                              Three Months Ended        Nine Months Ended
                                                              September 30, 2005        September 30, 2005
----------------------------------------------------------------------------------------------------------
Net income as reported                                                    $  723                    $4,156

Deduct, total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                          (26)                      (79)
-----------------------------------------------------------------------------------------------------------
Net income, as adjusted                                                   $  697                    $4,077
                                                                         =======                    ======

Earnings per share:
Basic - as reported                                                        $0.22                     $1.27
Basic - as adjusted                                                        $0.21                     $1.25

Diluted - as reported                                                      $0.22                     $1.26
Diluted - as adjusted                                                      $0.21                     $1.24



The fair values per share of stock options granted in connection with the Company's stock option plan have been estimated using the following assumptions:

Three and nine months ended September 30,                                 2005
-------------------------------------------------------------------------------
Expected life (in years)                                                   4.1
 Volatility                                                                 70%
 Risk free interest rate                                                   6.0%
 Dividend yield                                                           0.00

OTHER COMPREHENSIVE INCOME (LOSS)
The Company reports other comprehensive income (loss) under Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". The difference between net income and total comprehensive loss during the three months ended September 30, 2005 was a loss on foreign currency translation of $251,000. The difference between net income and total comprehensive loss during the nine months ended September 30, 2005 was a loss on foreign currency translation of $671,000. On November 21, 2005, the Company sold 100% of the capital stock of NP Aerospace Ltd., to The Carlyle Group ("TCG"). In conjunction with the sale, foreign currency transactions that were previously included as part of "accumulated other comprehensive loss" in the balance sheet were recognized in the income statement as a component of discontinued operations.

INCOME TAXES
Income taxes for interim periods are computed using the estimated effective tax rate to be applicable for the current year and differ from the statutory Federal rate as follows:

                                                                     Three Months                Nine Months
                                                                Ended September 30,           Ended September 30,
                                                                  2006         2005          2006           2005
-----------------------------------------------------------------------------------------------------------------
Statutory Federal rate                                              34%          34%           34%            34%
State taxes, net of Federal benefit                                  6%           3%            6%             3%
Rate difference on foreign income                                    -          108%            -             82%
Adjustments on sale of subsidiary                                  (35%)          -           (11%)            -
Other                                                                -            2%            -              2%
-----------------------------------------------------------------------------------------------------------------
Effective tax rate on income from continuing operations              5%         147%           29%           121%

During the three months ended September 30, 2006, the Company performed an earnings and profits computation to determine the amount of foreign tax credits available to offset Federal income taxes on the gain on the sale of NP Aerospace. The Company determined that $558,000 in additional credits were available than was previously estimated as December 31, 2005. This adjustment to income from continuing operations is described as "adjustments on sale of subsidiary" in the table above.

 In determining the effective tax rate which is applied to income from continuing operations for the nine months ended September 30, 2005, the Company had recorded federal income tax expense ($2.2 million) on distributed NP Aerospace Ltd. earnings of approximately $6.4 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the

Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

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

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at September 30, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at September 30, 2006 were $300,000. The amount available under the revolving credit facility at September 30, 2006 was approximately $4.2 million.

The outstanding balance with LaSalle was $2,666,000 at September 30, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of September 30, 2006.

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


Net pension cost included the following (in thousands):
                                                                     Three Months                Nine Months
                                                                Ended September 30,           Ended September 30,
                                                                  2006         2005          2006           2005
-----------------------------------------------------------------------------------------------------------------
Service cost                                                      $  -         $  -          $  -           $  -
 Interest cost on benefits earned in prior years                   348          220           788            659
 Expected return on assets                                        (559)        (233)       (1,024)          (697)
 Amortization of net loss                                          147          113           372            338
-----------------------------------------------------------------------------------------------------------------
 Net pension cost                                                 ($64)        $100          $136           $300

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

Operating results of the discontinued operations for the three and nine months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

                                                                  Three Months                    Nine Months
                                                               Ended September 30,            Ended September 30,
                                                               2006           2005           2006           2005
----------------------------------------------------------------------------------------------------------------
Net sales                                                      $  -        $10,840           $  -        $36,701
----------------------------------------------------------------------------------------------------------------
 Income from operations                                           -          2,063              -          7,885
 Interest expense                                                 -            433              -          1,291
 Income tax expense                                             124            456            124          1,881
----------------------------------------------------------------------------------------------------------------
 (Loss) income on discontinued operations                     ($124)        $1,174          ($124)        $4,713


During the three months ended September 30, 2006, the Company filed its 2005 Federal income tax return and determined that its estimated income tax provision at December 31, 2005 associated with APB 23 was understated by approximately $124,000. This adjustment was recorded as a component of loss from discontinued operations as of September 30, 2006.

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

                                                         Three Months                             Nine Months
                                                       Ended September 30,                     Ended September 30,
                                                        2006           2005                  2006           2005
------------------------------------------------------------------------------------------------------------------
Net sales
     Aerospace                                        $5,850         $6,083               $17,221        $16,255
     Seating Products                                  1,987          1,396                 7,483          4,092
     Commercial                                          958            818                 2,837          2,627
------------------------------------------------------------------------------------------------------------------
Total sales                                           $8,795         $8,297               $27,541        $22,974


Income from continuing operations
   before income taxes
     Aerospace                                        $1,843         $1,781               $ 5,281        $ 4,625
     Seating Products                                    138           (300)                  908           (737)
     Commercial                                          195             56                   596            292
     Unallocated corporate expenses                     (529)          (577)               (1,442)        (1,496)
------------------------------------------------------------------------------------------------------------------
Total income from continuing operations
       before income taxes                            $1,647         $  960               $ 5,343        $ 2,684



                                                        September 30, 2006           December 31, 2005
------------------------------------------------------------------------------------------------------
Total assets
     Aerospace                                                     $12,521                    $11,156
     Seating Products                                                2,648                      3,253
     Commercial                                                      1,524                      1,479
     Unallocated corporate                                          11,689                     13,562
------------------------------------------------------------------------------------------------------
Total assets                                                       $28,382                    $29,450

LEGAL PROCEEDINGS
On August 11, 2000, the Environmental Protection Agency ("EPA") notified the Company that it may be a potentially responsible party ("PRP") under the Comprehensive Environmental
Notes to Condensed Consolidated Financial Statements (Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

Inventory Costs

In November 2004, the Financial Accounting Standards Board ("FASB") revised Statement No. 151 (FAS 151) "Inventory Costs, an amendment of ARB No. 43, Chapter 4." FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The impact to the Company was determined to be immaterial. Share-Based Payment In December 2004, the FASB revised SFAS No. 123 (SFAS 123R), "Share-Based Payment." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was adopted by the Company effective January 1, 2006. The impact to the Company was determined to be immaterial.


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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements.

SUBSEQUENT EVENT
On November 2, 2006 the Company announced that it and an affiliate of The Jordan Company, L.P., a leading private equity investor, had signed a definitive merger agreement pursuant to which The Jordan Company will acquire Reinhold through a tender offer for all outstanding shares of common stock of the Company for $12.50 per share.

Pursuant to the terms of the merger agreement, Reinhold Acquisition Corp., an affiliate of The Jordan Company, L.P., will commence a tender offer within five business days to acquire all outstanding shares of Reinhold common stock at a price of $12.50 per share in cash or an aggregate value of approximately $41.3 million. Following receipt of at least 51% of Reinhold's outstanding shares in the tender offer, all remaining shares will convert into the right to receive $12.50 per share in cash through a merger. In addition to the tender of at least 51% of the outstanding shares, the closing of the transaction is subject to certain other conditions set forth in the Merger Agreement.

Reinhold intends to file a Schedule 14D-9 Recommendation Statement with the Securities and Exchange Commission relating to the transaction with a copy of the Merger Agreement as an exhibit.

                            REINHOLD INDUSTRIES, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

                               September 30, 2006

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

Our products and processes are subject to risks from changes in technology. Our products and processes are subject to risks of obsolescence as a result of changes in technology. To address this risk, we invest in product design and development, and in capital expenditures. We cannot guarantee that our Management's Discussion and Analysis (cont'd)

product design and development efforts will be successful, or that the amounts of money required to be invested for product design and development and capital expenditures will not increase materially in the future.

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

In assessing the recoverability of our goodwill at September 30, 2006 and December 31, 2005, we were required to make certain critical estimates and assumptions. These estimates and assumptions included that during the next several years we would make improvements in manufacturing efficiency, achieve reductions in operating costs, and obtain increases in sales and backlog. If any of these or other estimates and assumptions are not realized in the future, the Company may be required to record an impairment charge for the goodwill. The goodwill of the Company was $2,521,000 at September 30, 2006 and December 31, 2005.

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

Comparison of Third Quarter 2006 to 2005

In the third quarter of 2006, net sales increased $0.5 million (6%) to $8.8 million, compared to third quarter 2005 sales of $8.3 million. Sales in the Aerospace business unit decreased by $0.2 million (4%) to $5.9 million due primarily to lower sales of rocket nozzles related to the Ballistic Missile Defense System. Sales in the Seating Products business unit increased by $0.6 million (42%) to $1.4 million compared with the third quarter of 2005 due to revenues related to two new customers previously serviced by NP Aerospace. Sales in the Commercial business unit increased by $0.1 million (17%) due primarily to additional shipments of in-ground lighting housings.

Gross profit margin in the third quarter of 2006 increased to 40% from 39% in 2005. Gross profit margin for Aerospace decreased from 48% to 45% due to increased manufacturing overhead expenses. Gross profit margin for Seating Products increased from 7% to 25% due to increased selling prices and the absorption of fixed overhead costs on higher sales volume. Gross profit margin for Commercial increased from 26% to 35% due primarily to higher selling prices.

Selling, general and administrative expenses for the third quarter 2006 were $1.8 million (20% of sales) compared to $2.2 million (27% of sales) for the same quarter of 2005 due to lower pension, recruiting and employee relocation expenses.

Interest expense was $57 thousand in the third quarter of 2006 compared to interest expense of zero in the third quarter of 2005 due to borrowings against the LaSalle credit facility.

Income from continuing operations before income taxes increased to $1.6 million (19% of sales) in the third quarter of 2006 from $1.0 million (12% of sales) in the same period of 2005. Income from continuing operations before income taxes for Aerospace was $1.8 million (32% of sales) in 2006 compared to $1.8 million (29% of sales) in 2005 due to lower selling, general and administrative expenses. Income from continuing operations before income taxes was $0.1 million for Seating Products in the third quarter of 2006 (7% of sales) compared to a loss from continuing operations of $0.3 million (-21% of sales) in 2005 due to higher sales and increased selling prices. Income from continuing operations before income taxes for Commercial increased to $0.2 million (20% of sales) in 2006 from $0.1 million (7% of sales) in 2005 due to higher selling prices.

Income tax expense of $0.1 million (5% effective rate) was recorded in the third quarter of 2006 due primarily to additional tax benefits related to the sale of NP Aerospace. Income tax expense of $1.4 million (147% effective rate) was recorded in the third quarter of 2005 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends in 2005. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the three months ended September 30, 2005, the Company had recorded federal income tax expense ($2.2 million) on distributed NP Aerospace Ltd. earnings of approximately $6.4 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the

Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

Income from discontinued operations, net of income tax, was a loss of $0.1 million in the third quarter of 2006 compared to income of $1.2 million in the third quarter of 2005. The financial results from discontinued operations relate to NP Aerospace Ltd., the Company's former U.K. subsidiary.

Comparison of First Nine Months 2006 to 2005

In the first nine months of 2006, net sales increased $4.6 million (20%) to $27.5 million, compared to first nine months 2005 sales of $23.0 million. Sales in the Aerospace business unit increased by $1.0 million (6%) to $17.2 million due primarily to additional sales of components related to the Minuteman III Propulsion Replacement Program. Sales in the Seating Products business unit increased by $3.4 million (83%) to $7.5 million due to a surge in aircraft seating demand from our largest customer, production quantity sales to a new customer, and revenues related to two new customers previously serviced by NP Aerospace. Sales in the Commercial business unit increased by $0.2 million (8%) to $2.8 million due to additional shipments of in-ground lighting housings and increased selling prices.

Gross profit margin in the first nine months of 2006 increased to 40% from 39% in 2005. Gross profit margin for Aerospace decreased from 47% to 45% due to increased manufacturing overhead expenses. Gross profit margin for Seating Products increased from 11% to 30% due to increased selling prices and the absorption of fixed overhead costs on higher sales volume. Gross profit margin for Commercial increased from 30% to 36% due primarily to higher selling prices.

Selling, general and administrative expenses for the first nine months of 2006 were $5.6 million (21% of sales) compared to $6.2 million (27% of sales) for the first nine months of 2005 due primarily to lower pension, marketing and compensation related costs.

Interest expense was $72 thousand in the first nine months of 2006 compared to interest expense of zero in the first nine months of 2005 due to borrowings against the LaSalle credit facility.

Income from continuing operations before income taxes increased to $5.3 million (19% of sales) in the first nine months of 2006 from $2.7 million (12% of sales) in the same period of 2005. Income from continuing operations before income taxes for Aerospace was $5.3 million (31% of sales) in 2006 compared to $4.6 million (28% of sales) in 2005 due to increased sales and lower selling, general and administrative expenses. Income from continuing operations before income taxes was $0.9 million for Seating Products in 2006 (12% of sales) compared to a loss from continuing operations of $0.7 million (-18% of sales) in 2005 due to increased sales. Income from continuing operations before income taxes for Commercial was $0.6 million (21% of sales) in 2006 compared to $0.3 million (11% of sales) in 2005 due primarily to higher selling prices.

Income tax expense of $1.6 million (29% effective rate) was recorded in the first nine months of 2006 as compared to $3.2 million (121% effective rate) in the nine six months of 2005 due to the tax impact of the repatriation of foreign funds from NP Aerospace used for debt service and dividends in 2005. Income taxes for interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

In determining the effective tax rate which is applied to income from continuing operations for the nine months ended September 30, 2005, the Company had recorded federal income tax expense ($2.2 million) on distributed NP Aerospace Ltd. earnings of approximately $6.4 million. Foreign tax credits are normally available to offset the federal tax liability associated with the repatriated income. However, since the Company was in a significant net operating loss carryforward position, the Company was unable to utilize these foreign tax credits in determining its effective tax rate. However, as of December 31, 2005, the Company was able to utilize all its net operating loss carryforwards and tax credits primarily related to the gain on the sale of NP Aerospace Ltd.

Income from discontinued operations, net of income tax, was $0.1 million in the first nine months of 2006 compared to $4.7 million in the first nine months of 2005. The financial results from discontinued operations relate to NP Aerospace Ltd., the Company's former U.K. subsidiary.


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

Liquidity and Capital Resources

As of September 30, 2006, working capital was $13.4 million, up $5.7 million from December 31, 2005. Cash and cash equivalents of $6.2 million held at September 30, 2006 were $2.8 million lower than cash and cash equivalents held at December 31, 2005 primarily due to the payment of the purchase price adjustment to TCG and the payment of accrued income taxes.

Net cash used in operating activities totaled $4.8 million for the nine months ended September 30, 2006 as compared to net cash provided by operating activities of $8.5 million for the comparable period in 2005. The decrease over the prior period is due primarily to increased working capital levels and payment of accrued federal and state income taxes primarily resulting from the gain on the sale of NP Aerospace in November 2005. Cash flows used in discontinued operations for the nine months ended September 30, 2006 of $2.2 million consisted of the payment of the purchase price adjustment to TCG related to the NPA sale ($2.3 million) offset by an income tax benefit of $0.1 million. Cash flows provided by discontinued operations in 2005 of $5.8 million were operating cash flows from NP Aerospace.

Net cash used in investing activities for the nine months ended September 30, 2006 totaled $0.6 million consisting of capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2005 totaled $1.4 million consisting primarily of capital expenditures of $0.4 million and cash flows used in discontinued operations of $1.0 million. Cash flows used in discontinued operations consisted primarily of capital expenditures.

Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $2.7 million and consisted of the proceeds from long-term debt of $3.0 million less subsequent repayments of $0.3 million. The debt was used primarily to pay income taxes related to the sale of NP Aerospace. Net cash used in financing activities for the nine months ended September 30, 2005 totaled $8.4 million and consisted of dividends paid of $4.9 million and cash flows used in discontinued operations of $3.5 million. Cash flows used in discontinued operations consisted of the repayment of long-term debt.

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

On November 18, 2005 and March 31, 2006, the Company further amended the credit facility. The current credit facility consists of a 45 month term loan in the amount of $3,000,000 and a revolving credit facility of up to $4,500,000 and is secured by all of the Company's financial assets. The term loan is payable in equal monthly principal installments of $66,700 plus accrued interest. Interest is at a rate which approximates LIBOR plus 2.5%. Borrowings against the revolving credit facility are not due until 2009, but are voluntarily repayable at any time. Accrued interest on the revolving credit facility is payable monthly and is at a rate which approximates LIBOR plus 2.5%. A monthly fee of 0.5% of the unused revolving credit facility is also payable. Borrowings under the revolving credit facility are limited to the lower of $4,500,000 or a baseline amount ("borrowing base") which is computed monthly and includes qualifying accounts receivable and inventories. If outstanding borrowings under the revolving credit facility exceed the borrowing base, then a mandatory repayment of the difference would be required. The borrowing base at September 30, 2006 was approximately $4.5 million. Letters of credit are included in the revolving credit facility and are subject to a fee of 2.5% of the face amount. Outstanding letters of credit at September 30, 2006 were $300,000. The amount available under the revolving credit facility at September 30, 2006 was approximately $4.2 million.

The outstanding balance with LaSalle was $2,666,000 at September 30, 2006.

The credit facility is subject to various financial covenants to which the Company must comply. The covenants require the Company to maintain certain ratios of profitability, total outstanding debt, and limits on cash dividends. The Company was in compliance with all covenants as of September 30, 2006.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

All of the Company's debt at September 30, 2006, approximately $2.7 million, is at variable interest rates based on LIBOR plus 2.50%. Short-term LIBOR rates have increased from approximately 2.55% at December 31, 2004 to 5.40% at September 30, 2006. This trend is expected to continue in the foreseeable future. A hypothetical 1% additional increase in interest rates would have a $30,000 impact on interest expense for the year ending December 31, 2006.


Item 4.   Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

 As of September 30 2006, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.


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

Item1A.    Risk Factors

             NONE

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

           ** Management compensation plans and agreements

           b. Reports on Form 8-K

         Form 8-K was filed on August 10, 2006 announcing the second quarter 2006 financial results for the Company.


         Form 8-K was filed on November 8, 2006 announcing entry into an Agreement and Plan of Merger, by and among Reinhold Holdings, Inc., a Delaware corporation ("Holdings"), Reinhold Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings ("Purchaser"), and Reinhold. Holdings and Purchaser are affiliates of The Jordan Company, L.P.

                            REINHOLD INDUSTRIES, INC.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            REINHOLD INDUSTRIES, INC.
                                Registrant


DATE: November 9, 2006

                            By: /S/ Brett R. Meinsen
                                --------------------
                                Brett R. Meinsen
                                Vice President - Finance and Administration,
                                Treasurer and Secretary
                               (Principal Financial Officer)